Form 10KSB
period 2000-12-31
NEWCOM INTERNATIONAL INC
filed 2001-03-26
CIK 1058553

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000   Commission file number   0-30727

                           NEWCOM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                           88-0320439
(State of other jurisdiction                        (I.R.S. Employer  I.D. No.)
 of incorporation or organization)

   515 West Pender Street, Vancouver, British Columbia                V6B 6h5
       (Address of Principal Executive Offices)                      (Zip Code)

               Registrant's telephone number, including area code:
                                 (604) 681-5678
                                  ____________
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes    X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                                Yes         No  X

     The Registrant's revenues for its most recent fiscal year were $ -0-

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of January 15, 2001 was approximately $14,570,000.

                Class                             Outstanding at March 1, 2001
    Common Stock, $.001 par value                        15,500,000 shares

                      Documents Incorporated by Reference:
                                      None

                                TABLE OF CONTENTS

                                     PART I
                                                                           Page


Item 1.  Description of Business...........................................  1

Item 2.  Description of Property...........................................  3

Item 3.  Legal Proceedings.................................................. 3

Item 4.  Submission of Matters to a Vote of Security-Holders...............  3

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters........... 4

Item 6.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................. 5

Item 7.  Financial Statements............................................... 6

Item 8.  Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure........................... 6

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act............... 7

Item 10. Executive Compensation............................................. 9

Item 11. Security Ownership of Certain Beneficial Owners and Management..... 9

Item 12. Certain Relationships and Related Transactions..................... 9

Item 13. Exhibits and Reports on Form 8-K................................... 9

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Business Development

NewCom International Inc. ("NewCom") was incorporated in Nevada on September 12, 1996 under the name AgriNet, Incorporated. On October 24, 1996, AgriNet, Incorporated amended its Articles of Incorporation to change its name to Phileo Management Company, Inc. On April 19, 2000, the Articles of Incorporation were amended to change the name to NewCom International Inc. Since its incorporation, NewCom has not conducted any significant operations.

Business of Registrant

NewCom's activities to date have focused primarily on incorporation and the identification of potential operating opportunities or acquisition targets. NewCom has not yet commenced principal operations or earned significant revenues. NewCom is a blank-check company with virtually no significant operations.


On January 30, 1999, NewCom entered into an agreement to acquire certain assets, consisting of 66% interest of a joint venture in a fibre-optic cable network in China (the "Joint Venture"), for $60 million from the shareholders of Guangzhou South China Fibre-Optic Network Engineering Co. Ltd. ("SCFC"). The consideration consists of 42 million shares of NewCom's common stock and 18 million shares of NewCom's preferred stock. In the third quarter of 2000, after encountering difficulties in due diligence process, NewCom ceased its negotiations with SCFC.

Management of NewCom will continue to attempt to become active and seek potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. NewCom is considered a blank-check company, and due to its status as a "shell" corporation, its principal business purpose is to locate and consummate a merger or acquisition with a private entity. No representation is made or intended that NewCom will be able to carry out its activities profitably.

Source of Business Opportunities

NewCom intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. NewCom may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence or development. Management cannot predict at this time the status or nature of any venture in which NewCom may participate. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business which does not need additional capital, but which merely desires to establish a public trading market for its shares.

Evaluation Criteria

Once NewCom has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analyses of potential business opportunities. However, because of NewCom's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Further, no member of management is a professional business analyst and management will rely on its own business judgment in formulating the types of businesses that NewCom may acquire. It is quite possible that management will not have any business experience or expertise in the type of business engaged in by any potential acquisition or merger candidate.

In evaluating such potential business opportunities, NewCom will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to NewCom and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity. Because NewCom has not located or identified any specific business opportunity to date, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to NewCom may involve new and untested products, processes or market strategies, which may not ultimately prove successful.

Presently, NewCom cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which NewCom participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of NewCom and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. NewCom may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, NewCom does not intend to participate in opportunities through the purchase of minority stock positions.

Should NewCom complete an acquisition, the current shareholders position in all likelihood will be diluted. Further, in any acquisition where NewCom uses its stock to pay for the acquisition, the current shareholders would be diluted.

Because to date, NewCom has identified only one potential acquisition or merger candidate, it currently is unable to evaluate the type and extent of its likely competition. NewCom is aware that there are numerous other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. NewCom will be in direct competition with these other public companies in its search for business opportunities and, due to NewCom's lack of funds, it may be difficult to successfully compete with these other companies. Also, there is no way for NewCom to distinguish itself from other companies in a similar position.

As of this date, NewCom has one employee and until such time as NewCom's business warrants the expense, or until NewCom successfully acquires the Joint Venture interest or merges with an operating business, there is no need for additional employees. No remuneration has been paid to date.

ITEM 2.   DESCRIPTION OF PROPERTY.

Although NewCom does not own or control any material property, NewCom will maintain its business address at 515 West Pender Street; Vancouver, British Columbia V6B 6H5. NewCom currently subleases these offices from an unaffiliated company, Westec Venture Group, Inc. NewCom pays a monthly rental fee of $1,000.00.

ITEM 3.   LEGAL PROCEEDINGS.

NewCom is not and has not been a party to any legal proceedings, nor is NewCom aware of any disputes that may result in legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


NewCom's shareholders held a meeting on March 31, 2000 and pursuant to that meeting and by majority vote of the outstanding common stock, agreed to the name change from Phileo Management Company, Inc. to NewCom International Inc., elected the current Board of Directors, increased the authorized stock to include Twenty Five Million (25,000,000) shares of preferred stock, and ratified the January 30, 1999 agreement with SCFC.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

NewCom's Common Stock began trading on the Bulletin Board Over-the-Counter Market on October 15, 1998. On March 9, 2000, NewCom's common stock was trading on the NASDAQ "Pink Sheets." The trading market is limited and sporadic and should not be deemed to constitute an "established trading market."

The following table sets forth the range of high and low prices for the common stock during the periods indicated, and represents inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions.



            2000                                   Bid        Asked
Quarter ending December 31, 2000                 $  .10      $ 1.00
Quarter ending September 30, 2000                $  .15      $ 1.00
Quarter ending June 30, 2000                     $  .13      $ 1.25
Quarter ending March 31, 1999                    $  .25      $ 1.25

            1999
Quarter ending December 31, 1999                 $ 3.60      $ 8.80
Quarter ending September 30, 1999                $ 3.60      $ 7.20
Quarter ending June 30, 1999                     $ 3.20      $11.20
Quarter ending March 31, 1999                    $ 1.20      $11.20


(a)  Holders:

     The approximate number of holders of record of Common Shares, as of February 28, 2001, was 26. None of the shareholders owns directly or indirectly five (5) percent or more of the outstanding stock.

(b)  Dividends:

     The Company has not paid cash dividends on its common stock since its inception. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

NewCom was formed on September 12, 1996 under the name AgriNet, Incorporated on October 26, 1996, AgriNet amended the Articles of Incorporation to change the name to Phileo Management Company, Inc. On April 19, 2000, the Articles of Incorporation were once again amended to change the name to NewCom International Inc. Since its incorporation, NewCom has not conducted any significant operations.

NewCom's activities to date have focused on incorporation activities and the identification of potential operating opportunities or acquisitions targets. Since NewCom has not yet commenced any principal operations and has not yet earned revenues, NewCom is considered to be a blank-check company. The plan of operation over the next twelve (12) months is to identify and successfully enter into suitable joint venture agreements or other business combinations.

Results of Operations

To date, NewCom has had no revenues. NewCom has incurred expenses consisting primarily of consulting services totaling $184,000 and 244,000 in 2000 and 1999, respectively. In 2000, a portion of the consulting services expense related to filing of a Form 10 with the Securities and Exchange Commission and in 1999 a portion of the expense consisted of $233,000 relating to the fair value of stock options granted to NuVen. The consulting fees were incurred to NuVen for management, financial advisory, and strategic planning services. General and administrative expenses consist of rent, travel, and professional services.

During 1999, NewCom had entered into an agreement to acquire certain assets of a Joint Venture in a fibre- optic cable network in China. In connection with the acquisition, NewCom paid a finders fee to an unrelated third party. As the acquisition encountered difficulties in the due diligence process it was subsequently abandoned by NewCom. The fee paid was charged to operations in the third quarter of 2000.

Liquidity and Capital Resources, Going Concern

NewCom has not commenced significant operations, and has limited liquid resources. Such matters raise substantial doubt about NewCom's ability to continue as a going concern. NewCom expects to be able to meet all of its cash requirements from payments it is receiving on its receivables. Further, NewCom does not expect it will be necessary to raise funds through equity or debt offerings to conduct its current operations for at least the next twelve (12) months.

Management's plans with respect to these conditions are to continue searching for additional sources of capital and new operating opportunities. NewCom previously entered into an acquisition agreement to acquire a fibre-optics cable network, which encountered difficulties in the due diligence process and was ultimately abandoned. In the interim, NewCom will continue operating with minimal overhead, and key administrative and management functions which will be provided by consultants. Accordingly, the financial statements have been presented under the assumption NewCom will continue as a going concern. No adjustments have been made to the financial statements as a result of this uncertainty.

ITEM 7.   FINANCIAL STATEMENTS

The following financial statements are included as a separate section following the signature page to this Form 10-KSB and are incorporated herein by reference:

                          INDEX TO FINANCIAL STATEMENTS
                                                                          Page

    Report of Independent Auditors'....................................... F-2

    Balance Sheet......................................................... F-3

    Statements of Operations.............................................. F-4

    Statements of Shareholders' Equity ................................... F-5

    Statements of Cash Flows.............................................. F-6

    Notes to Financial Statements......................................... F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Identification of Directors and Executive Officers

NewCom, pursuant to its Bylaws is authorized to maintain a three to five (3-5) member Board of Directors, and executive officers as needed. The directors and officers for fiscal 2000 are as follows:


                         Position
     Name           Held with NewCom         Age        Dates of Service
--------------   ------------------------  -------    --------------------

David Lo            President, Director      55   September 21, 1999 to Present

Mohan Datwani       Secretary, Director      34   March 15, 2000 to Present

Xu Han              Director                 38   March 15, 2000 to Present

All directors of NewCom hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Vacancies in the Board of Directors are filled by the remaining members of the Board until the next annual meeting of shareholders. The officers of NewCom are elected by the Board of Directors at its first meeting after each annual meeting of NewCom's shareholders and serve at the discretion of the Board of Directors or until their earlier resignation or death.

Business Experience

The following is a brief account of the business experience during the past five years of each director, director nominee and executive officer of NewCom, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

David Lo.

Mr. David Lo has served as Director and President of NewCom since September 21, 1999. David Lo has thirteen (13) years of experience as an accountant. Mr. Lo also currently is a Director of Empire Supermarket Ltd. in Richmond, British Columbia and has been the owner of David Lo Accounting & Management, Inc. since 1986. Previous work experience includes Manager of Oceanic Sportswear, Ltd. and Assistant Manager of Les Deax Fabricants Ltd.

Mohan Datwani

Mr. Mohan Datwani was appointed Director of NewCom on March 15, 2000 and was elected as Director by a majority vote of the shareholders of the outstanding stock on March 31, 2000. Mr. Datwani, an attorney, resides in Hong Kong and is a British citizen. Mr. Datwani received his Bachelor of Laws (LL.B.) from the University of Hong Kong in 1988 and his Masters of Laws from the University of Hong Kong in 1993. Mr. Datwani is licensed to practice as a Solicitor of Hong Kong SAR since 1991 and admitted as a Solicitor of England and Wales in 1994. Mr. Datwani has extensive experience as a banking finance lawyer and has worked on many banking and commercial transactions involving the

People's Republic of China, including infrastructure financing.

Mr. Datwani is a founding partner of a large Hong Kong law firm, Koo and Partners established in October 1993. Currently, there are 200 employees and numerous clients, which include various banks and financial institutions in Hong Kong and the People's Republic of China.

Xu Han

Mr. Xu Han was appointed Director of NewCom March 15, 2000 and was elected as Director by a majority vote of the shareholders of the outstanding stock on March 31, 2000. Mr. Xu is in business and resides in the People's Republic of China, but travels extensively. Mr. Xu graduated from the University of Beijing with a major in Science; he has furthered his study in the US and was formerly a senior officer in the China National Science Committee. Mr. Xu is currently Executive Director and Vice President of the China Success Group Corporation, a China-owned enterprise which was established in 1993. The China Success Group Corporation has diverse investments in insurance, transport network, information infrastructure, industrial and trading, property development, tourism and leisure, and education.

Involvement in Certain Legal Proceedings.

During the past five years, no director or officer of NewCom has:

(1) Filed or has filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings.

(2) Been convicted in a criminal proceeding;

(3) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting his involvement in any type of business, securities or banking activities;

(4) Been found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission ("FTC") to have violated any federal or state securities or commodities law, which judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires NewCom's directors and officers and persons who own more than 10 percent of NewCom's equity securities, to file reports of ownership and changes in ownership with the SEC. Directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish NewCom with copies of all
Section 16(a) reports filed.

Based solely on its review of the copies of the reports it received from persons required to file, NewCom believes that during fiscal 1999, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

ITEM 10.   EXECUTIVE COMPENSATION.

Officers and Directors currently do not receive compensation for their services since the services rendered are inconsequential due to the nature of being a blank-check company.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

Currently, no Directors or Officers own any stock in NewCom and there are no shareholders who own directly or indirectly five percent (5%) or more of the outstanding common stock.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective October 1, 1999, NewCom entered into an Advisory and Management Agreement (the "Agreement") with NuVen Advisors Limited Partnership ("NuVen"). In April 2000, the agreement and any amounts still owing was assigned to NewBridge Capital Inc (NewBridge) by NuVen. Pursuant to the terms of the NewBridge Agreement, NewCom is required to pay $3,500 per month, plus expenses, in exchange for NewBridge's assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, NewCom is required to pay a fee equal to 10% of the asset value or investment made in NewCom resulting from NewBridge's efforts, and a transaction fee (as defined) equal to 5% of the proceeds received by NewCom in connection with a sale of its assets. In addition, NewCom granted a fully vested option to NewBridge to purchase 500,000 shares of NewCom's common stock at $0.50 per share. Using the Black-Sholes model to value these options, using a volatility of 50%, an expected term of 5 years and a risk-free interest rate of 6.0%, NewCom valued these options at $233,000. Since these options are fully vested, such value was charged to operations for the year ended December 31, 1999. The Agreement has an initial term of five years, but shall be automatically extended on an annual basis, unless terminated by either party. There was no amount due to NewBridge at December 31, 2000. Such amounts do not bear interest, are uncollateralized and have no stated repayment terms.

Effective October 6, 1999, NewCom entered into a note payable of $62,449 with an officer of NewCom in exchange for advances made to NewCom. The note bears interest at 9.0% per annum, expires two years from the date of the note and is due on demand. At December 31, 2000, the amount due, together with interest was $68,728.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

    3.1      Articles of Incorporation of AgriNet, Inc.(1)

    3.1(a) Certificate of Amendment of Articles of Incorporation of AgriNet, Inc.(1)

    3.1(b) Certificate of Amendment to Articles of Incorporation For Nevada Profit Corporations of Phileo Management Company, Inc.(1)

    3.1(c) Amended and Restated Articles of Incorporation of NewCom International Inc.(1)

    3.2      By-laws.(1)

    4.1      Form of Common Stock Certificate.(1)

    10.1 Advisory and Management Agreement between NuVen Advisors, LP and Phileo Management Company, Inc.(1)

    10.2     Share Exchange Agreement.(1)

    10.3     Fee Agreement for Introduction Services.(1)

    10.4     Exchange Agreement.(1)

    10.5     Note Purchase Agreement.(1)

    27       Financial Data Schedule

    99.1     Additional Exhibits [Nevada Revised Statutes ss 78.7502](1)

Reports on Form 8-K

             None.


             (1) Filed as exhibits to Company's Form 10-SBK which was filed with the Commission on May 31, 2000, and incorporated herein by this reference.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company.


                                               NewCom International Inc.


Date:  March 20, 2001                          By: /s/ David Lo
                                                       David Lo
                                                       President and Director

Date:  March 20, 2001                          By: /s/ Mohan Datwani
                                                       Mohan Datwani
                                                       Secretary and Director

Date:  March 20, 2001                          By: /s/ Xu Han
                                                       Xu Han
                                                       Director

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)

                          Index to Financial Statements





Description                                                              Page

Independent Auditors' Report............................................. F-2

Balance Sheet as of December 31, 2000.................................... F-3

Statements of Operations for the Years Ended
  December 31, 2000 and 1999, and for the
  Period from Inception, September 12, 1996
  through December 31, 2000.............................................. F-4

Statements of Stockholders' Equity for the Period
 from Inception, September 12, 1996 through
 December 31, 1998, and for the Years Ended
 December 31, 2000 and 1999.............................................. F-5

Statements of Cash Flows for the Years Ended
 December 31, 2000 and 1999, and for the Period from
 Inception,  September 12, 1996 through December 31, 2000................ F-6

Notes to Financial Statements............................................ F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
NewCom International Inc.
(A blank-check company)


We have audited the accompanying balance sheet of NewCom International Inc., a blank-check company (the "Company"), as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000, and from the period from inception, September 12, 1996 through December 31, 2000. These financial statements are the responsibility of NewCom's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewCom as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, and for the period from inception, September 12, 1996, through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that NewCom will continue as a going concern. As discussed in Note 1 to the financial statements, NewCom has no operations and limited liquid resources. Such matters raise substantial doubt about NewCom's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ McKennon Wilson & Morgan LLP
                                                  McKENNON WILSON & MORGAN LLP




Irvine, California
March 16, 2001

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                                  Balance Sheet




                                                                  December 31,
ASSETS                                                               2000

Current assets:
      Cash                                                        $      1,340
      Prepaid expenses                                                 100,800

Total current assets                                                   102,140

Notes receivable (Note 2)                                              169,520
Other receivables                                                       45,825

Total Assets                                                      $    317,485

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                       $     95,128
      Note payable to related party (Note 4)                            68,728

Total current liabilities                                              163,856

Commitments (Note 6)
Stockholders' equity:
      Preferred stock, $.001 par value;
        25,000,000 shares authorized;
        none outstanding                                                     -
      Common stock, $.001 par value;
        100,000,000 shares authorized;
        15,500,000 shares issued and outstanding                        15,500
      Additional paid-in capital                                     1,218,500
      Deficit accumulated as a blank-check company                  (1,080,371)
Total stockholders' equity                                             153,629

Total Liabilities and Stockholder's Equity                        $    317,485










                 See accompanying notes to financial statements.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                            Statements of Operations


                                                                 For the Period
                                                                 from Inception,
                                                                  September 12,
                                          For the Years Ended     1996 through
                                              December 31,        December 31,
                                           2000         1999          2000
Operating expenses:
 Management and consulting fees       $   117,000 $   243,500   $   411,500
 General and administrative expenses       75,315     131,270       206,585

      Total operating expenses            192,315     374,770       618,085

Operating loss                           (192,315)   (374,770)     (618,085)

Other expenses (income):
 Interest expense                          16,758       4,401        21,159
 Interest (income)                        (14,710)     (3,663)      (18,373)
 Write-off of acquisition costs           461,000           -       461,000
 Other (income)                            (1,500)          -        (1,500)
      Total other expenses (income)       461,548         738       462,286

Net loss                              $  (653,863)$  (375,508)  $(1,080,371)

Basic and diluted weighted average
 shares outstanding                    15,500,000  13,125,000

Basic and diluted loss
 per common share                     $     (0.04)$     (0.03)
















                 See accompanying notes to financial statements

                            NEWCOM INTERNATIONAL INC.
                             (A blank-check company)
                       Statements of Stockholders' Equity
  For the Period from Inception, September 12, 1996 through December 31, 1998,
                 For the Years Ended December 31, 2000 and 2000



                                                          Deficit
                                                        Accumulated
                                            Additional     as a
                            Common Stock     Paid-In    Blank-Check
                          Shares    Amount   Capital      Company        Total
Initial capitalization  6,000,000  $ 6,000 $   45,000  $         -    $  51,000

Net loss from
 Inception,
 September 12,
 1996 through
 December 31, 1998              -        -          -      (51,000)     (51,000)

Balances, at
 December 31, 1998      6,000,000    6,000     45,000      (51,000)           -

Issuance of common
 stock for cash
 at $0.10 per share     9,500,000    9,500    940,500            -      950,000

Value of stock
 options granted
 below FMV                      -        -    233,000            -      233,000

Net loss                        -        -          -     (375,508)    (375,508)

Balances, at
 December 31, 1999     15,500,000   15,500  1,218,500     (426,508)     807,492

Net loss                        -        -          -     (653,863)    (653,863)

Balances, at
 December 31, 2000     15,500,000  $15,500 $1,218,500  $(1,080,371)   $ 153,629












                 See accompanying notes to financial statements.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                            Statements of Cash Flows

                                                                 September 12,
                                       For the Years Ended       1996 through
                                          December 31,           December 31,
                                       2000          1999           2000

CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net loss                            $(653,863)   $ (375,508)  $(1,080,371)
Adjustment to reconcile net loss
 to net cash used in operating
 activities:
 Value of stock options granted
   below fair value                          -       233,000       233,000
 Write-off of acquisition costs        461,000             -       461,000
 Changes in operating assets
  and liabilities:
 Prepaid expenses                      (73,300)      (27,500)     (100,800)
 Other receivables                       1,884             -         1,884
 Accounts payable and accrued
  expenses                             (12,137)       96,765        84,628

Net cash used in operating
  activities                          (276,415)      (73,243)     (400,659)

CASH FLOWS FROM INVESTING
ACTIVITIES:
 Increase in notes receivable           (5,786)     (472,000)     (477,786)
 Payments on notes receivable          260,557             -       260,557
 Fees paid on fibre-optic
  cable network investment                   -      (461,000)     (461,000)
 Redemption (Purchase) of
  certificate of deposit               465,000      (465,000)            -

Net cash provided (used) in
 investing activities                  719,771    (1,398,000)     (678,229)

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Initial capitalization                      -             -        51,000
 Issuance of common stock                    -       950,000       950,000
 Proceeds(payments)of note payable    (465,000)      465,000             -
 Advances from related party             6,279        72,949        79,228

Net cash (used) provided by
 financing activities                 (458,721)    1,487,949     1,080,228

Net increase(decrease)in cash          (15,366)       16,706         1,340
Cash, beginning of period               16,706             -             -
Cash, end of period                  $   1,340    $   16,706   $     1,340

Cash paid during the period for:
 Interest                            $  13,799    $    2,247   $    16,046


                 See accompanying notes to financial statements.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                          Notes to Financial Statements

Note 1.   Description of Business and Summary of Significant
          Accounting Policies

Description of Business

NewCom International Inc. (the "Company") was incorporated in Nevada in September 1996 under the name of AgriNet, Inc. In October 1996, NewCom amended its Articles of Incorporation to change its name to NewCom International Inc. Since its incorporation, NewCom has not conducted any significant operations.

NewCom's activities to date have focused primarily on incorporation activities and the identification of potential operating opportunities or acquisitions targets. Since NewCom has not yet commenced any principal operations and has not yet earned significant revenues, NewCom is considered to be a blank-check company.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Share

NewCom discloses "basic" and "diluted" earnings (loss) per share. Basic earnings
(loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings
(loss) per share are similar to basic earnings (loss) per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock options or warrants, and the conversion of preferred stock, as if they had been issued.

For the years ended December 31, 2000 and 1999, there is no difference between basic and diluted loss per common share since the effects of outstanding options to purchase 500,000 shares of common stock and since their effects are anti-dilutive.

Acquisition Costs

NewCom accounts for costs incurred for its acquisitions as a portion of the purchase price with the costs being allocated to the fair value of the net assets acquired. During 1999, NewCom incurred $461,000 for costs incurred in connection with a proposed acquisition of certain assets consisting of a fibre-optic cable network in China (Note 2). The acquisition was never completed, and accordingly, NewCom charged operations for these costs in the third quarter of 2000.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                    Notes to Financial Statements (Continued)


Note 1.   Description of Business and Summary of Significant
          Accounting Policies (continued)

Income Taxes

NewCom accounts for income taxes using the "liability method." Accordingly, deferred tax assets and liabilities, are determined based on the difference between the financial statement and tax base of assets and liabilities using enacted tax rates in effect for the year in which temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that NewCom will not realize tax assets through future operations.

Recent Accounting Standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. In accordance with the provisions of this statement, NewCom has adopted SFAS No. 130 with no effect to the accompanying financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires public enterprises to report financial and descriptive information about its reportable operating segments, and establishes standards for related disclosures about products and services, geographic areas, and major customers. As of June 30, 1999 and 1998, NewCom has only no reportable operating segment.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. NewCom does not expect the adoption of SFAS 133 to have a material impact on its financial statements.

Going Concern and Management's Plans

NewCom has not commenced significant operations, and has limited liquid resources. Such matters raise substantial doubt about NewCom's ability to continue as a going concern. Management's plans with respect to these conditions are to continue collecting on its notes receivable, searching for additional sources of capital and new operating opportunities. In the interim, NewCom will continue operating with minimal overhead, and key administrative and management functions which will be provided by consultants. Accordingly, the accompanying financial statements have been presented under the assumption NewCom will continue as a going concern, and accordingly, no adjustments have been made to accompanying financial statements as a result of this uncertainty.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                    Notes to Financial Statements (Continued)


Note 2.   Notes Receivable

On September 1, 1999, NewCom entered into an agreement with an unaffiliated company, NuOasis International, Inc. ("NUOI"), which is a wholly-owned subsidiary of NuOasis Resorts, Inc. ("NuOasis") to acquire an 8%, note receivable of an unrelated party with a face value of $500,000, originally due March 1, 1999 for $472,000 cash. The note was secured by 500,000 shares of common stock of Oasis Resorts International, Inc. The issuer of the note subsequently filed for bankruptcy. NewCom entered into an agreement with NewBridge Capital, Inc. ("NewBridge") dated November 1, 1999 wherein NewCom exchanged the note for $470,000 in receivables due from nine (9) unrelated corporations and individuals. Additionally, NewBridge and NewCom agreed to cross guarantees whereby NewBridge has agreed to guarantee that NewCom will collect a minimum of $472,000 on the substituted receivables or from liquidation of the collateral. During fiscal 2000, the Company collected $260,557 of the original $472,000 balance. The Company accrued interest of $5,786 and the balance due at December 31, 2000 was $215,345.

Note 3.   Commitments

Effective October 1, 1999, NewCom entered into an Advisory and Management Agreement (the "Agreement") with NuVen Advisors Limited Partnership ("NuVen" or the "Advisor"). In April 2000, the Agreement, and the amount due was assigned to NewBridge Capital, Inc. ("NewBridge") by NuVen. Pursuant to the terms of this agreement, NewCom is required to pay $3,500 per month, plus expenses, in exchange for Advisor's assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, NewCom is required to pay a fee equal to 10% of the asset value or investment made in NewCom resulting from Advisor's efforts, and a transaction fee (as defined) equal to 5% of the proceeds received by NewCom in connection with a sale of its assets. In addition, NewCom granted a fully vested option to NuVen to purchase 500,000 shares of NewCom's common stock at $0.50 per share. In addition, NewCom granted a fully vested option to NuVen to purchase 500,000 shares of NewCom's common stock at $0.50 per share. Using the Black-Scholes model to value these options, using a volatility of 50%, an expected term of 5 years and a risk-free interest rate of 6.0%, NewCom valued these options at $233,000. Since these options are fully vested, such value was charged to operations for the year ended December 31, 1999. The Agreement has an initial term of five years, but shall be automatically extended on an annual basis, unless terminated by either party. No amounts were due to NewBridge at December 31, 2000 (see below).

In May 2000, the Company paid NewBridge $258,000, of which $75,000 was for services rendered in preparation of its Form 10-SB filed with the Securities and Exchange Commission, among other services, and amounts due from NuVen and Newbridge totaling $82,200 for advisory fees and out of pocket expenses. Of such amount paid to Newbridge, $100,800 was accounted for as a prepaid expense at December 31, 2000 to be used for future fees and expenses.

On December 28, 1999, NewCom entered into a note agreement with a bank totaling $465,000, interest at 5.87% per annum, due July 1, 2000, as amended. The note was satisfied in full during 2000 by a restricted certificate of deposit.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                    Notes to Financial Statements (Continued)


Note 4.   Stockholders' Equity

Common Stock

On or about April 3, 1999, NewCom issued 9.5 million shares of its common stock for $0.10 per share in exchange for 10% promissory notes totaling $950,000. The value of the Company's common stock was determined based on its intrinsic value as a blank-check company. On or about September 1, 1999, the notes were acquired by NuVen for $950,000 in cash. The notes acquired are secured by the 9.5 million shares of NewCom's common stock.

Preferred Stock

The Company has 25,000,000 shares of $.001 par value preferred stock authorized with none outstanding.

Note 5.     Related Party Transactions

Effective October 6, 1999, NewCom entered into a note payable with an officer of NewCom in exchange for advances made to NewCom. The note bears interest at 9.0% per annuum, expires two years from the date of the note and is due on demand. In connection with this note, accrued interest of $6,279 has been recorded in the accompanying balance sheet.

Note 6.     Income Taxes

NewCom's net deferred tax assets at December 31, 2000, consist of net operating loss carryforwards amounting to approximately $1,072,000 each for federal and state tax purposes. At December 31, 2000, NewCom provided a 100% valuation allowance for these net operating loss carryforwards totaling approximately $364,000. During the years ended December 31, 2000 and 1999, NewCom's valuation allowance increased $219,000 and $128,000, respectively.

The difference between the tax benefit assuming a Federal rate of 34% and the nominal amount the recorded in the financial statements is the result of NewCom recording a 100% valuation allowance for its deferred tax assets.

As a result of changes in ownership, NewCom's use of net operating loss carryforwards may be limited by section 382 of the Internal Revenue Code until such net operating loss carryforwards expire. Deferred tax assets have been computed using the maximum expiration terms of 20 and five (5) years for federal and state tax purposes, respectively.