Form 10QSB
period 2000-06-30
NEWCOM INTERNATIONAL INC
filed 2001-04-04
CIK 1058553

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For Quarter Ended June 30, 2000 Commission File No. 0-30727

                           NEWCOM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                     88-0320439
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

 515 West Pender Street, Vancouver, British Columbia               V6B 6H5
      (Address of principal executive offices)                    (Zip Code)

                                 (604) 681-5678
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes   X          No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of June 30, 2000, there were 15,500,000 shares of the Registrant's $ .01 par value common stock issued and outstanding.

                           NEWCOM INTERNATIONAL, INC.
                                      INDEX



                                                                          Page
                                     PART I

Item 1.   Financial Statements

          Balance Sheet - June 30, 2000 (unaudited).......................  1

          Statements of Operations - Three and Six Months Ended
            June 30, 2000 and 1999 (unaudited) and the period
            from September 12, 1996 (inception) to
            June 30, 2000 (unaudited).....................................  2

          Statements of Cash Flows - Six Months Ended
            June 30, 2000 and 1999 (unaudited) and the period
            from September 12, 1996 (inception) to
            June 30, 2000 (unaudited).....................................  3

          Notes to Financial Statements.................................... 4

Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations.................... 6



                                     PART II

Item 1.   Legal Proceedings................................................ 7

Item 2.   Changes In Securities............................................ 7

Item 3.   Defaults Upon Senior Securities.................................. 7

Item 4.   Submission of Matters to a Vote of Security Holders.............. 7

Item 5.   Other Information................................................ 7

Item 6.   Exhibits and Reports on Form 8-K................................. 7

          Signatures....................................................... 8

                                        I

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                                  Balance Sheet



                                                          June 30,
ASSETS                                                      2000
                                                         (unaudited)
Current assets:
   Cash                                                  $    1,511
   Prepaid expenses                                         172,500

Total current assets                                        174,011

Notes receivable                                            167,191
Other receivables                                            47,709
Acquisition costs                                           461,000
                                                         $  849,911
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                 $  116,179
   Note payable to related party                             65,588

Total current liabilities                                   181,767

Stockholders' equity:
   Common stock, $.001 par value;
      100,000,000 shares authorized;
      15,500,000 shares issued and outstanding               15,500
   Additional paid-in capital                             1,218,500
   Deficit accumulated as a blank-check company            (565,856)

Total stockholders' equity                                  668,144

                                                         $  849,911





                 See accompanying notes to financial statements.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                            Statements of Operations




                                                                  For the Period
                                                                 from Inception,
                             For the Three           For the Six   September 12,
                              Months Ended           Months Ended  1996, Through
                                June 30,              June  30,        June 30,
                             2000       1999       2000        1999      2000
                              (Unaudited)            (Unaudited)     (Unaudited)

Operating
 expenses:
 Management and
  consulting fees        $  85,500  $       -  $   96,000  $       -  $ 390,500
 General and
administrative expenses     34,720         13      42,109         13    173,379

 Total operating expenses  120,220         13     138,109         13    563,879

Operating loss            (120,220)       (13)   (138,109)       (13)  (563,879)

Other expenses (income):
 Interest expense            8,766          -      13,618          -     18,019
 Interest(income)           (6,175)         -     (12,380)         -    (16,043)
 Total other expenses
  (income)                   2,591          -       1,238          -      1,976

Net loss                 $(122,811) $     (13) $ (139,347) $     (13) $(565,855)

Basic and diluted
 weighted average
 shares outstanding      15,500,000 7,750,000  15,500,000  7,750,000

Basic and diluted
 loss per common share   $    (0.01)$       -  $    (0.01) $       -







                 See accompanying notes to financial statements

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                            Statements of Cash Flows


                                       For the           September 12,
                                   Six Months Ended      1996 through
                                       June 30,            June 30,
                                   2000         1999         2000

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                     $ (139,347)  $      (13)  $  (565,855)
Adjustment to reconcile net
 loss to net cash used in
 operating activities:
  Value of stock options
   granted below fair value             -            -       233,000
  Write-off of acquisition
   costs                                -            -             -
  Changes in operating
   assets and liabilities:
   Prepaid expenses              (145,000)           -      (172,500)
   Other receivables                    -            -             -
   Accounts payable
    and accrued expenses            8,912           95       105,677
Net cash used in
 operating activities            (275,435)          82      (399,678)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Increase in notes
   receivable                      (3,456)    (950,000)     (475,456)
  Payments on notes
   receivable                     260,557            -       260,557
  Fees paid on fibre-optic
   cable network investment             -            -      (461,000)
  Redemption (Purchase) of
   certificate of deposit         465,000            -             -
Net cash provided (used) in
 investing activities             722,101     (950,000)     (675,899)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Initial capitalization                -            -        51,000
  Issuance of common stock              -      950,000       950,000
  Proceeds (payments) of
    note payable                 (465,000)           -             -
  Advances from related
    party                           3,139            -        76,089
Net cash (used)provided by
 financing activities            (461,861)     950,000     1,077,089

Net increase(decrease)
   in cash                        (15,195)          82         1,511
Cash, beginning of period          16,706            -             -
Cash, end of period            $    1,511   $       82   $     1,511

Cash paid during the period
 for:
  Interest                     $   13,799   $        -   $    16,046



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

Acquisition Costs

NewCom accounts for costs incurred for its acquisitions as a portion of the purchase price with the costs being allocated to the fair value of the net assets acquired. During 1999, NewCom incurred $461,000 for costs incurred in connection with a proposed acquisition of certain assets consisting of a fibre-optic cable network in China (Note 2). If the acquisition fails to be completed, NewCom will charge operations for these costs when this occurs.

Unaudited Interim Financial Statements

The interim financial data as of June 30, 2000, and for the three months and six months ended June 30, 2000 and 1999, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of June 30, 2000, and the results of its operations and cash flows for the three months and six months ended June 30, 2000 and 1999.

Going Concern and Management"s Plans

NewCom has not commenced significant operations, and has limited liquid resources. Such matters raise substantial doubt about NewCom"s ability to continue as a going concern. Management's plans with respect to these conditions are to continue collecting on its notes receivable, searching for additional sources of capital and new operating opportunities. In the interim, NewCom will continue operating with minimal overhead, and key administrative and management functions which will be provided by consultants. Accordingly, the accompanying financial statements have been presented under the assumption NewCom will continue as a going concern, and accordingly, no adjustments have been made to accompanying financial statements as a result of this uncertainty.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                    Notes to Financial Statements (Continued)


Note 2.  Notes Receivable

On September 1, 1999, NewCom entered into an agreement with an unaffiliated company, NuOasis International, Inc. ("NUOI"), which is a wholly-owned subsidiary of NuOasis Resorts, Inc. ("NuOasis") to acquire an 8%, note receivable of an unrelated party with a face value of $500,000, originally due March 1, 1999 for $472,000 cash. The note was secured by 500,000 shares of common stock of Oasis Resorts International, Inc. The issuer of the note subsequently filed for bankruptcy. NewCom entered into an agreement with NewBridge Capital, Inc. ("NewBridge") dated November 1, 1999 wherein NewCom exchanged the note for $470,000 in receivables due from nine (9) unrelated corporations and individuals. Additionally, NewBridge and NewCom agreed to cross guarantees whereby NewBridge has agreed to guarantee that NewCom will collect a minimum of $472,000 on the substituted receivables or from liquidation of the collateral. During the quarter ended June 30, 2000, the Company collected $260,557 of the original $472,000 balance. The Company accrued interest of $3,456 and the balance due at June 30, 2000 was $214,900.

Note 3.  Commitments

Effective October 1, 1999, NewCom entered into an Advisory and Management Agreement (the "Agreement") with NuVen Advisors Limited Partnership ("NuVen" or the "Advisor"). In April 2000, the Agreement, and the amount due was assigned to NewBridge Capital, Inc. ("NewBridge") by NuVen. Pursuant to the terms of this agreement, NewCom is required to pay $3,500 per month, plus expenses, in exchange for Advisor's assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, NewCom is required to pay a fee equal to 10% of the asset value or investment made in NewCom resulting from Advisor's efforts, and a transaction fee (as defined) equal to 5% of the proceeds received by NewCom in connection with a sale of its assets. In addition, NewCom granted a fully vested option to NuVen to purchase 500,000 shares of NewCom's common stock at $0.50 per share. In addition, NewCom granted a fully vested option to NuVen to purchase 500,000 shares of NewCom's common stock at $0.50 per share. Using the Black-Scholes model to value these options, using a volatility of 50%, an expected term of 5 years and a risk-free interest rate of 6.0%, NewCom valued these options at $233,000. Since these options are fully vested, such value was charged to operations for the year ended December 31, 1999. The Agreement has an initial term of five years, but shall be automatically extended on an annual basis, unless terminated by either party. No amounts were due to NewBridge at June 30, 2000 (see below).

In May 2000, the Company paid NewBridge $258,000, of which $75,000 was for services rendered in preparation and filing of its Form 10-SB with the Securities and Exchange Commission, among other services, and amounts due from NuVen and Newbridge totaling $50,000 for advisory fees and out of pocket expenses. Of such amount paid to Newbridge, $133,000 was accounted for as a prepaid expense at June 30, 2000 to be used for future fees and expenses.

On December 28, 1999, NewCom entered into a note agreement with a bank totaling $465,000, interest at 5.87% per annum, due July 1, 2000, as amended. The note was satisfied in full in June 2000 by a restricted certificate of deposit.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                    Notes to Financial Statements (Continued)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

There were no operating revenues recorded during the three months ended June 30, 2000 or 1999.

The Registrant's general and administrative expenses were $128,986 for the three months ended June 30, 2000, as compared to $13 for the same period last year. The change is primarily attributable consulting and legal fees in connection with the preparation of its Form 10-SB with the Securities and Exchange Commission .

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

The Registrant had no revenues for the six months ended June 30, 2000 or 1999.

The Registrant's total general and administrative expenses were $151,727 for the six months ended June30, 2000, as compared to $13 for the same period last year. The change is primarily attributable consulting and legal fees in connection with the preparation and filing of its Form 10-SB with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Registrant has incurred net losses and negative cash flows from operating activities. The Registrant had minimal cash and cash equivalents at June 30, 2000 and had negative working capital of $7,756 as of June 30, 2000. The limited working capital is a direct result of the Registrant incurring expenses for professional, consulting and advisory services and other overhead during the periods. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing.

During the quarter ended June 30, 2000, $260,557 of cash was received on notes receivable. Additionally, during the quarter the Company paid NewBridge $258,000, of which $75,000 was for services rendered in preparation and filing of its Form 10-SB with the Securities and Exchange Commission, among other services, and amounts due from NuVen and Newbridge totaling $50,000 for advisory fees and out of pocket expenses. Of such amount paid to Newbridge, $133,000 was accounted for as a prepaid expense at June 30, 2000 to be used for future fees and expenses.

Going Concern

As a result of the Registrant having no revenue producing activities, the Registrant has limited cash and cash equivalents remaining as of June 30, 2000, to finance future operations. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. The Registrant will continue collecting on its notes receivable, searching for additional sources of capital and new operating opportunities. In the interim, the Registrant will continue operating with minimal overhead, and key administrative and management functions which will be provided by consultants.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                    Notes to Financial Statements (Continued)


PART II:          OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 2.           Changes In Securities

                  None.

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission Of Matters To A Vote Of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits And Reports On Form 8-K

                  (a)      Exhibits - None

                  (b)      Form 8-K - None

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                    Notes to Financial Statements (Continued)


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company


                                   NewCom International Inc.



Date:  March 28, 2001              by: /s/ David Lo
                                           David Lo
                                           President and Director