Form 10QSB
period 2000-09-30
NEWCOM INTERNATIONAL INC
filed 2001-04-04
CIK 1058553

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000               Commission File No.  0-30727

                           NEWCOM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                    Nevada                             88-0320439
(State or other jurisdiction of
 incorporation or organization)         (I.R.S. Employer Identification Number)


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

                                                        Yes   X          No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of September 30, 2000, there were 15,500,000 shares of the Registrant's $ .01 par value common stock issued and outstanding.

                           NEWCOM INTERNATIONAL, INC.
                                      INDEX



                                                                          Page
                                     PART I

Item 1.   Financial Statements

          Balance Sheet - September 30, 2000 (unaudited)..................  1

          Statements of Operations - Three and Nine
           Months Ended September 30, 2000 and 1999
           (unaudited) and the period from
           September 12, 1996 (inception) to
           September 30, 2000 (unaudited).................................  2

          Statements of Cash Flows - Nine Months Ended
           September 30, 2000 and 1999 (unaudited)
           and the period from September 12, 1996
           (inception) to September 30, 2000
           (unaudited)....................................................  3

          Notes to Financial Statements...................................  4

Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations...................  6



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

Item 4.   Submission of Matters to a Vote of Security Holders.............. 7

Item 5.   Other Information................................................ 7

Item 6.   Exhibits and Reports on Form 8-K................................. 7

          Signatures....................................................... 8

                                        I

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                                  Balance Sheet


                                                    September 30,
ASSETS                                                  2000
                                                     (unaudited)
Current assets:
   Cash                                              $       856
   Prepaid expenses                                      149,400

Total current assets                                     150,256

Notes receivable                                         168,356
Other receivables                                         47,709
Acquisition costs                                              -
                                                     $   366,321
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses             $   113,883
   Note payable to bank                                        -
   Note payable to related party                          67,158

Total current liabilities                                181,041

Stockholders' equity:
   Common stock, $.001 par value;
      100,000,000 shares authorized;
      15,500,000 shares issued and outstanding            15,500
   Additional paid-in capital                          1,218,500
   Deficit accumulated as a blank-check company       (1,048,720)
Total stockholders' equity                               185,280
                                                     $   366,321







                 See accompanying notes to financial statements.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                            Statements of Operations


                                                                  For the Period
                                                                 from Inception,
                              For the Three        For the Nine   September 12,
                               Months Ended         Months Ended   1996, Through
                              September  30,       September  30  September  30,
                             2000        1999    2000         1999       2000
                               (Unaudited)         (Unaudited)       (Unaudited)

Operating expenses:
 Management and
  consulting fees         $   10,500 $       - $  106,500 $       - $   401,000
 General and
  administrative expenses    471,959    54,905    514,068    54,918     645,338
  Total operating
    expenses                 482,459    54,905    620,568    54,918   1,046,338
Operating loss              (482,459)  (54,905)  (620,568)  (54,918) (1,046,338)
Other expenses (income):
 Interest expense              1,570         -     15,188         -      19,589
 Interest (income)            (1,165)        -    (13,545)        -     (17,208)
  Total other expenses
   (income)                      405         -      1,643         -       2,381
Net loss                  $ (482,864)$ (54,905)$ (622,211)$ (54,918)$(1,048,719)
Basic and diluted
 weighted average
 shares outstanding       15,500,000 8,333,333 15,500,000 8,333,333
Basic and diluted
 loss per common share    $    (0.03)$       - $    (0.04)$       -












                 See accompanying notes to financial statements

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                            Statements of Cash Flows


                                             For the             September 12,
                                        Nine Months Ended        1996 through
                                          September 30,          September 30,
                                         2000         1999           2000

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net loss                            $ (622,211)  $  (54,918)  $ (1,048,719)
Adjustment to reconcile net
  loss to net cash used
  in operating activities:
  Value of stock options
   granted below fair value                     -           -        233,000
  Write-off of acquisition costs          461,000           -        461,000
  Changes in operating
   assets and liabilities:
   Prepaid expenses                     (121,900)           -       (149,400)
   Other receivables                           -            -              -
   Accounts payable and
    accrued expenses                       6,616            -        103,381
Net cash used in operating
  activities                            (276,495)     (54,918)      (400,738)

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Increase in notes receivable            (4,621)    (950,000)      (476,621)
  Payments on notes receivable           260,557            -        260,557
  Fees paid on fibre-optic cable
   network investment                          -            -       (461,000)
  Redemption (Purchase) of
   certificate of deposit                465,000            -              -
Net cash provided (used)
 in investing activities                 720,936     (950,000)      (677,064)
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Initial capitalization                       -            -         51,000
  Issuance of common stock                     -      950,000        950,000
  Proceeds (payments) of
   note payable                         (465,000)           -              -
  Advances from related party              4,709       62,449         77,658
Net cash provided by
 financing activities                   (460,291)   1,012,449      1,078,658

  Net increase (decrease)in cash         (15,850)       7,531            856
Cash, beginning of period                 16,706            -              -
Cash, end of period                   $      856   $    7,531   $        856

Cash paid during the period for:
  Interest                              $   13,799 $        -  $ 16,046



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

Acquisition Costs

NewCom accounts for costs incurred for its acquisitions as a portion of the purchase price with the costs being allocated to the fair value of the net assets acquired. During 1999, NewCom incurred $461,000 for costs incurred in connection with a proposed acquisition of certain assets consisting of a fibre-optic cable network in China (Note 2). During the quarter ended September 30, 2000, the acquisition failed to be completed, and NewCom charged operations for these costs.

Unaudited Interim Financial Statements

The interim financial data as of September 30, 2000, and for the three months and nine months ended September 30, 2000 and 1999, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of September 30, 2000, and the results of its operations and cash flows for the three months and nine months ended September 30, 2000 and 1999.

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

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)

                    Notes to Financial Statements(Continued)

Note 2.  Notes Receivable

On September 1, 1999, NewCom entered into an agreement with an unaffiliated company, NuOasis International, Inc. ("NUOI"), which is a wholly-owned subsidiary of NuOasis Resorts, Inc. ("NuOasis") to acquire an 8%, note receivable of an unrelated party with a face value of $500,000, originally due March 1, 1999 for $472,000 cash. The note was secured by 500,000 shares of common stock of Oasis Resorts International, Inc. The issuer of the note subsequently filed for bankruptcy. NewCom entered into an agreement with NewBridge Capital, Inc. ("NewBridge") dated November 1, 1999 wherein NewCom exchanged the note for $470,000 in receivables due from nine (9) unrelated corporations and individuals. Additionally, NewBridge and NewCom agreed to cross guarantees whereby NewBridge has agreed to guarantee that NewCom will collect a minimum of $472,000 on the substituted receivables or from liquidation of the collateral. During the quarter ended June 30, 2000, the Company collected $260,557 of the original $472,000 balance. The Company accrued interest of $4,621 and the balance due at September 30, 2000 was $216,065.

Note 3.  Commitments

Effective October 1, 1999, NewCom entered into an Advisory and Management Agreement (the "Agreement") with NuVen Advisors Limited Partnership ("NuVen" or the "Advisor"). In April 2000, the Agreement, and the amount due was assigned to NewBridge Capital, Inc. ("NewBridge") by NuVen. Pursuant to the terms of this agreement, NewCom is required to pay $3,500 per month, plus expenses, in exchange for Advisor's assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, NewCom is required to pay a fee equal to 10% of the asset value or investment made in NewCom resulting from Advisor's efforts, and a transaction fee (as defined) equal to 5% of the proceeds received by NewCom in connection with a sale of its assets. In addition, NewCom granted a fully vested option to NuVen to purchase 500,000 shares of NewCom's common stock at $0.50 per share. In addition, NewCom granted a fully vested option to NuVen to purchase 500,000 shares of NewCom's common stock at $0.50 per share. Using the Black-Scholes model to value these options, using a volatility of 50%, an expected term of 5 years and a risk-free interest rate of 6.0%, NewCom valued these options at $233,000. Since these options are fully vested, such value was charged to operations for the year ended December 31, 1999. The Agreement has an initial term of five years, but shall be automatically extended on an annual basis, unless terminated by either party. No amounts were due to NewBridge at September 30, 2000 (see below).

In May 2000, the Company paid NewBridge $258,000, of which $75,000 was for services rendered in preparation and filing of its Form 10-SB with the Securities and Exchange Commission, among other services, and amounts due from NuVen and Newbridge totaling $63,100 for advisory fees and out of pocket expenses. Of such amount paid to Newbridge, $119,900 was accounted for as a prepaid expense at September 30, 2000 to be used for future fees and expenses.

On December 28, 1999, NewCom entered into a note agreement with a bank totaling $465,000, interest at 5.87% per annum, due July 1, 2000, as amended. The note was satisfied in full in June 2000 by a restricted certificate of deposit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

There were no operating revenues recorded during the three months ended September 30, 2000 or 1999.

The Registrant's general and administrative expenses were $484,028 for the three months ended September 30, 2000, as compared to $54,905 for the same period last year. The change is primarily attributable consulting and legal fees in connection with the preparation of its Form 10-SB with the Securities and Exchange Commission and the charging to expense the acquisition fee.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

The Registrant had no revenues for the nine months ended September 30, 2000 or 1999.

The Registrant's total general and administrative expenses were $635,756 for the nine months ended September 30, 2000, as compared to $54,918 for the same period last year. The change is primarily attributable consulting and legal fees in connection with the preparation and filing of its Form 10-SB with the Securities and Exchange Commission and the charging to expense the acquisition fee.

Liquidity and Capital Resources

The Registrant has incurred net losses and negative cash flows from operating activities. The Registrant had minimal cash and cash equivalents at September 30, 2000 and had negative working capital of $30,785 as of September 30, 2000. The limited working capital is a direct result of the Registrant incurring expenses for professional, consulting and advisory services and other overhead during the periods. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing.

During the quarter ended June 30, 2000, $260,557 of cash was received on notes receivable. Additionally, during the quarter the Company paid NewBridge $258,000, of which $75,000 was for services rendered in preparation and filing of its Form 10-SB with the Securities and Exchange Commission, among other services, and amounts due from NuVen and Newbridge totaling $63,100 for advisory fees and out of pocket expenses. Of such amount paid to Newbridge, $119,900 was accounted for as a prepaid expense at September 30, 2000 to be used for future fees and expenses.

Going Concern

As a result of the Registrant having no revenue producing activities, the Registrant has limited cash and cash equivalents remaining as of September 30, 2000, to finance future operations. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. The Registrant will continue collecting on its notes receivable, searching for additional sources of capital and new operating opportunities. In the interim, the Registrant will continue operating with minimal overhead, and key administrative and management functions which will be provided by consultants.

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