Form 10QSB
period 2001-03-31
NEWCOM INTERNATIONAL INC
filed 2001-05-15
CIK 1058553

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001                   Commission File No.  0-30727

                           NEWCOM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                      88-0320439
(State or other jurisdiction
of incorporation or organization)        (I.R.S. Employer Identification Number)


      515 West Pender Street
     Vancouver, British Columbia                         V6B 6H5
(Address of principal executive offices)                (Zip Code)

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

                                                Yes  X      No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of April 30, 2001, there were 15,500,000 shares of the Registrant's $.01 par value common stock issued and outstanding.

                           NEWCOM INTERNATIONAL, INC.
                                      INDEX


                                     PART I
                                                                            Page
Item 1.   Financial Statements

          Balance Sheet - March 31, 2001 (unaudited)                          1

          Statements of Operations - Three  Months Ended
             March 31, 2001 and 2000 (unaudited) and the period from
             September 12, 1996 (inception) to March 31, 2001 (unaudited)     2

          Statements of Cash Flows - Three Months Ended
             March 30, 2001 and 2000 (unaudited) and the period from
             September 12, 1996 (inception) to March 31, 2001 (unaudited)     3

          Notes to Financial Statements                                       4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       6



                                     PART II

Item 1.   Legal Proceedings                                                   7

Item 2.   Changes In Securities                                               7

Item 3.   Defaults Upon Senior Securities                                     7

Item 4.   Submission of Matters to a Vote of Security Holders                 7

Item 5.   Other Information                                                   7

Item 6.   Exhibits and Reports on Form 8-K                                    7

          Signatures                                                          8

                                        I

                           NewCom International, Inc.
                             (A blank-check company)
                                 Balance Sheet
                                 March 31, 2001
                                  (unaudited)

ASSETS
Current assets:
   Cash                                           $       843
   Prepaid expenses                                    82,300
Total current assets                                   83,143
Notes receivable                                      170,660
Other receivables                                      45,825
                                                  $   299,628
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses          $    97,779
   Note payable to related party                       70,133
Total current liabilities                             167,912
Stockholders' equity:
   Common stock, $.001 par value;
100,000,000 shares authorized;
15,500,000 shares issued and outstanding               15,500
   Additional paid-in capital                       1,218,500
   Deficit accumulated as a blank-check company    (1,102,284)
Total stockholders' equity                            131,716
                                                  $   299,628







                 See accompanying notes to financial statements.

                            NewCom INTERNATIONAL INC.
                            (A blank-check company)
                            Statements of Operations

                                                                 For the Period
                                                                 from Inception,
                                              For the Three       September 12,
                                               Months Ended       1996, Through
                                                 March 31,           March 31,
                                              2001        2000          2001
                                              (Unaudited)           (Unaudited)

Operating expenses:
Management and consulting fees           $    10,500  $    10,500   $   422,000
General and administrative expenses           11,147       12,889       217,732
    Total operating expenses                  21,647       23,389       639,732

Operating loss                               (21,647)     (23,389)     (639,732)
Other expenses (income):
Interest expense                               1,405        6,254        22,564
Interest (income)                             (1,140)      (5,067)      (19,513)
    Write-off of acquisition costs                 -            -       461,000
    Other (income)                                 -            -        (1,500)
Total other expenses (income)                    265        1,187       462,551
Net loss                                 $   (21,912) $   (24,576)  $(1,102,283)

Basic and diluted weighted average
shares outstanding                        15,500,000   15,500,000
Basic and diluted loss per common share  $         -  $         -








                 See accompanying notes to financial statements

                           NewCom INTERNATIONAL INC.
                            (A blank-check company)
                            Statements of Cash Flows

                                                For the Three      September 12,
                                                 Months Ended      1996 through
                                                   March 31,         March 31,
                                               2001        2000         2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $  (21,912)  $ (24,576)  $(1,102,283)
Adjustment to reconcile net loss to net
 cash used in operating activities:
Value of stock options granted below
 fair value                                         -           -       233,000
Write-off of acquisition costs                      -           -       461,000
Changes in operating assets and liabilities:
 Prepaid expenses                              18,500           -       (82,300)
 Other receivables                                  -           -         1,884
 Accounts payable and accrued expenses          2,650       5,569        87,278
 Net cash used in operating activities           (762)    (19,007)     (401,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in notes receivable                  (1,140)          -      (478,926)
 Payments on notes receivable                       -           -       260,557
 Fees paid on fibre-optic
   cable network investment                         -           -      (461,000)
 Redemption (Purchase) of certificate
   of deposit                                       -           -             -
 Net cash provided (used) in investing
   activities                                  (1,140)          -      (679,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Initial capitalization                             -           -        51,000
 Issuance of common stock                           -           -       950,000
 Proceeds (payments) of  note payable               -           -             -
 Advances from related party                    1,405       6,500        80,633
 Net cash provided by financing activities      1,405       6,500     1,081,633

  Net increase (decrease) in cash                (497)    (12,507)          843
Cash, beginning of period                       1,340      16,706             -
Cash, end of period                        $      843   $   4,199   $       843

Cash paid during the period for:
  Interest                                 $        -   $   4,108   $    16,046





                See accompanying notes to financial statements.

                           NewCom International, Inc.
                            (A blank-check company)
                         Notes to Financial Statements

Note 1.      Description of Business and Summary of Significant Accounting
             Policies

Description of Business

NewCom International Inc. (the 'Company') was incorporated in Nevada in September 1996 under the name of AgriNet, Inc. In October 1996, NewCom amended its Articles of Incorporation to change its name to NewCom International Inc. Since its incorporation, NewCom has not conducted any significant operations.

NewCom's activities to date have focused primarily on incorporation activities and the identification of potential operating opportunities or acquisitions targets. Since NewCom has not yet commenced any principal operations and has not yet earned significant revenues, NewCom is considered to be a blank-check company.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Unaudited Interim Financial Statements

The interim financial data as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)

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

Note 2.     Commitments

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


Note 2.     Commitments (continued)

In May 2000, the Company paid NewBridge $258,000, of which $75,000 was for services rendered in preparation and filing of its Form 10-SB with the Securities and Exchange Commission, among other services, and amounts due from NuVen and Newbridge totaling $63,100 for advisory fees and out of pocket expenses. Of such amount paid to Newbridge, $82,300 was accounted for as a prepaid expense at March 31, 2001 to be used for future fees and expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

There were no operating revenues recorded during the three months ended March 31, 2001 or 2000.

The Registrant's general and administrative expenses were $22,000 for the three months ended March 31, 2001, as compared to $23,000 for the same period last year. The change is primarily attributable to costs and expenses accured or amortized.

Liquidity and Capital Resources

The Registrant has incurred net losses and negative cash flows from operating activities. The Registrant had minimal cash and cash equivalents at March 31, 2001 and had negative working capital of $85,000 as of March 31, 2001. The limited working capital is a direct result of the Registrant incurring expenses for professional, consulting and advisory services and other overhead during the periods. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing.

During the fiscal year 2000, $260,557 of cash was received on notes receivable. Additionally during fiscal year 2000, the Company paid NewBridge $258,000, of which $75,000 was for services rendered advisory fees and out of pocket expenses. Of such amount paid to Newbridge, $82,000 was accounted for as a prepaid expense at March 31, 2001 to be used for future fees and expenses. During the first quarter of 2001, the Company was not required to pay any expenses in cash.

Going Concern

As a result of the Registrant having no revenue producing activities, the Registrant has limited cash and cash equivalents remaining as of March 31, 2001, to finance future operations. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. The Registrant believes it will continue collecting on its notes receivable and will continue to search for additional sources of capital and new operating opportunities. In the interim, the Registrant will continue operating with minimal overhead, and key administrative and management functions which will be provided by consultants.

PART II: OTHER INFORMATION

Item 1.Legal Proceedings

   None

Item 2. Changes In Securities

      None.

Item 3.Defaults Upon Senior Securities

      None

Item 4.Submission Of Matters To A Vote Of Security Holders

      None
Item 5.Other Information

      None

Item 6.Exhibits And Reports On Form 8-K

   (a)  Exhibits - None

   (b)  Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company


                                            NewCom International Inc.


Date:    May 14, 2001                       by: /s/ David Lo
                                                    David Lo
                                                    President and Director