Form 10-Q
period 2001-06-30
NEWCOM INTERNATIONAL INC
filed 2001-08-07
CIK 1058553

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001                  Commission File No. 0-30727
                                                                     -------

                           NEWCOM INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                                88-0320439
-----------------------------------                      ----------------------
    (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                      Identification Number)


 515 West Pender Street, Vancouver, British Columbia             V6B 6H5
------------------------------------------------------   ----------------------
      (Address of principal executive offices)                  (Zip Code)

                                 (604) 681-5678
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes   X          No
                                                          -------         ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         As of June 30, 2001, there were 15,500,000 shares of the Registrant's $ .01 par value common stock issued and outstanding.

                           NEWCOM INTERNATIONAL, INC.
                                      INDEX



                                                                          Page
                                     PART I

Item 1.   Financial Statements

          Balance Sheet - June 30, 2001 (unaudited)........................  1

          Statements of Operations - Three and Six Months
             Ended June 30, 2001 and 2000 (unaudited)
             and the period from September 12, 1996 (inception)
             to June 30, 2001 (unaudited)..................................  2

          Statements of Cash Flows - Six Months Ended
             June 30, 2001 and 2000 (unaudited) and the
             period from September 12, 1996 (inception)
             to June 30, 2001 (unaudited)..................................  3

          Notes to Financial Statements....................................  4

Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations..................... 6



                                     PART II

Item 1.   Legal Proceedings................................................. 7

Item 2.   Changes In Securities............................................. 7

Item 3.   Defaults Upon Senior Securities................................... 7

Item 4.   Submission of Matters to a Vote of Security Holders............... 7

Item 5.   Other Information................................................. 7

Item 6.   Exhibits and Reports on Form 8-K.................................. 7

          Signatures........................................................ 8

                                        I

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                                  Balance Sheet




                                                                    June 30,
                                                                      2001
                                                                   ----------
                                                                   (unaudited)

ASSETS
Current assets:
   Cash                                                            $       964
   Prepaid expenses                                                     54,335
                                                                   -----------
Total current assets                                                    55,299
Notes receivable                                                       171,812
Other receivables                                                       30,550
                                                                   -----------
                                                                   $   257,661
                                                                   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                           $    92,278
   Note payable to related party                                        71,554
                                                                   -----------
Total current liabilities                                              163,832
                                                                   -----------
Stockholders' equity:
   Common stock, $.001 par value;
      100,000,000 shares authorized;
      15,500,000 shares issued and outstanding                          15,500
   Additional paid-in capital                                        1,218,500
   Deficit accumulated as a blank-check company                     (1,140,171)
                                                                   -----------
Total stockholders' equity                                              93,829
                                                                   -----------
                                                                   $   257,661
                                                                   ===========







                 See accompanying notes to financial statements.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                            Statements of Operations



                                                                                            For the Period
                                                                                            from Inception,
                                               For the Three           For the Six Months   September 12,
                                                Months Ended              Months Ended      1996, Through
                                                  June 30,                  June  30,          June 30,
                                             2001         2000        2001          2000         2001
                                         -----------  -----------  -----------  -----------  -----------
                                                (Unaudited)              (Unaudited)         (Unaudited)
Operating expenses:
    Management and consulting fees       $    10,500  $    85,500  $    21,000  $    96,000  $   432,500
    General and administrative expenses       11,844       34,720       22,991       42,109      229,576
                                         -----------  -----------  -----------  -----------  -----------
      Total operating expenses                22,344      120,220       43,991      138,109      662,076
                                         -----------  -----------  -----------  -----------  -----------
Operating loss                               (22,344)    (120,220      (43,991)    (138,109)    (662,076)
Other expenses (income):
    Interest expense                           1,421        8,766        2,826       13,618       23,985
    Interest (income)                         (1,152)      (6,175)      (2,292)     (12,380)     (20,665)
    Write-off of other receivables            15,275            -       15,275            -       15,275
    Write-off of acquisition costs                 -            -            -            -      461,000
    Other (income)                                 -            -            -            -       (1,500)
                                         -----------  -----------  -----------  -----------  -----------
      Total other expenses (income)           15,544       2,591       15,809        1,238      478,095
                                         -----------  -----------  -----------  -----------  -----------
Net loss                                 $   (37,888) $  (122,811) $   (59,800) $  (139,347) $(1,140,171)
                                         ===========  ===========  ===========  ===========  ===========
Basic and diluted weighted average
    shares outstanding                    15,500,000   15,500,000   15,500,000   15,500,000
                                         ===========  ===========  ===========  ===========

Basic and diluted loss per common share
                                         $     (0.00) $     (0.01) $     (0.00) $     (0.01)
                                         ===========  ===========  ===========  ===========










                See accompanying notes to financial statements.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                            Statements of Cash Flows


                                                   For the Six     September 12,
                                                   Months Ended    1996 through
                                                     June 30,          June 30,
                                                 2001       2000        2001
                                              ---------  ---------  -----------

CASH FLOWS FROM OPERATING
ACTIVITIES:
      Net loss                                $ (59,800) $(139,347) $(1,140,171)
Adjustment to reconcile net loss to net
  cash used in operating activities:
    Value of stock options granted below
      fair value                                      -          -      233,000
    Write-off of other receivables               15,275          -       15,275
    Write-off of acquisition costs                    -          -      461,000
    Changes in operating assets and liabilities
      Prepaid expenses                           46,465   (145,000)     (54,335)
      Other receivables                               -          -        1,884
      Accounts payable and accrued expenses      (2,850)     8,912       81,778
                                              ---------  ---------  -----------
Net cash used by operating activities              (910)  (275,435)    (401,569)
                                              ---------  ---------  -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
    Increase in notes receivable                 (2,292)    (3,456)    (480,078)
    Proceeds from notes receivable                    -    260,557      260,557
    Fees paid on fibre-optic cable network
    investment                                        -          -     (461,000)
    Redemption of certificate of deposit              -    465,000            -
                                              ---------  ---------  -----------
Net cash provided (used) by investing
  activities                                     (2,292)   722,101     (680,521)
                                              ---------  ---------  -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
    Initial capitalization                            -          -       51,000
    Issuance of common stock                          -          -      950,000
    Payments of  note payable                         -   (465,000)           -
    Advances from related party                   2,826      3,139       82,054
                                              ---------  ---------  -----------
Net cash provided by financing activities         2,826   (461,861)   1,083,054
                                              ---------  ---------  -----------

   Net increase (decrease) in cash                 (376)   (15,195)         964
Cash, beginning of period                         1,340     16,706            -
                                              ---------  ---------  -----------
Cash, end of period                           $     964  $   1,511  $       964
                                              =========  =========  ===========

Cash paid during the period for:
   Interest                                   $       -  $  13,799  $    16,046


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

Unaudited Interim Financial Statements

The interim financial data as of June 30, 2001, and for the three months and six months ended June 30, 2001 and 2000, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2001, and the results of its operations and cash flows for the three months and six months ended June 30, 2001 and 2000.

Going Concern and Management's Plans

NewCom has not commenced significant operations, and has limited liquid resources. Such matters raise substantial doubt about NewCom's ability to continue as a going concern. Management's plans with respect to these conditions are to continue searching for additional sources of capital and new operating opportunities. In the interim, NewCom will continue operating with minimal overhead, and key administrative and management functions which will be provided by consultants. Accordingly, the accompanying financial statements have been presented under the assumption NewCom will continue as a going concern. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                    Notes to Financial Statements (Continued)


Note 2.   Commitments

Effective October 1, 1999, NewCom entered into an Advisory and Management Agreement (the "Agreement") with NuVen Advisors Limited Partnership ("NuVen"). In April 2000, the Agreement, and the amount due was assigned to NewBridge Capital, Inc. ("NewBridge") by NuVen. Pursuant to the terms of this agreement, NewCom is required to pay $3,500 per month, plus expenses, in exchange for NewBridge's assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, NewCom is required to pay a fee equal to 10% of the asset value or investment made in NewCom resulting from NewBridge's efforts, and a transaction fee (as defined) equal to 5% of the proceeds received by NewCom in connection with a sale of its assets. No amounts were due to NewBridge at June 30, 2001 (see below).

In May 2000, the Company paid NewBridge $258,000, of which $75,000 was for services rendered in preparation and filing of its Form 10-SB with the Securities and Exchange Commission, among other services, and amounts due to NuVen and Newbridge totaling $82,200 for advisory fees and out of pocket expenses. During the three months and six months ended June 30, 2001, $27,965 and $46,465, respectively, of advisory fees and out of pocket expenses were recorded against the prepaid expense. The balance at June 30, 2001 was $54,335.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June  30, 2001 Compared to Three Months Ended June 30, 2000
------------------------------------------------------------------------------

There were no operating revenues recorded during the three months ended June 30, 2001 or 2000.

The Registrant's general and administrative expenses were $22,344 for the three months ended June 30, 2001, as compared to $120,220 for the same period last year. The change is primarily attributable to consulting and legal fees incurred in connection with the preparation of its Form 10-SB with the Securities and Exchange Commission .

Six  Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
--------------------------------------------------------------------------

The Registrant had no revenues for the six months ended June 30, 2001 or 2000.

The Registrant's total general and administrative expenses were $43,991 for the six months ended June 30, 2001, as compared to $138,109 for the same period last year. The change is primarily attributable to consulting and legal fees incurred in connection with the preparation and filing of its Form 10-SB with the Securities and Exchange Commission .

Liquidity and Capital Resources

The Registrant has incurred net losses and negative cash flows from operating activities. The Registrant had minimal cash and cash equivalents at June 30, 2001 and had negative working capital of $108,533 as of June 30, 2001. The limited working capital is a direct result of the Registrant incurring expenses for professional, consulting and advisory services and other overhead during the period. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing.

During the fiscal year 2000, $260,557 of cash was received on notes receivable. Additionally during fiscal year 2000, the Company paid NewBridge $258,000, of which $157,200 was for services rendered, advisory fees and out of pocket expenses. During the three months and six months ended June 30, 2001, $27,965 and $46,465 of advisory fees and out of pocket expenses were applied to the prepaid amount.

Going Concern

As a result of the Registrant having no revenue producing activities, the Registrant has limited cash and cash equivalents remaining as of June 30, 2001, to finance future operations. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. The Registrant will continue searching for additional sources of capital and new operating opportunities. In the interim, the Registrant will continue operating with minimal overhead, and key administrative and management functions which will be provided by consultants.

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


Date:  August 6, 2001                      by: /s/ David Lo
                                               --------------------------
                                                   David Lo
                                                   President and Director