Form 10QSB
period 2001-09-30
NEWCOM INTERNATIONAL INC
filed 2001-11-19
CIK 1058553

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001                Commission File No. 0-30727

                           NEWCOM INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                               88-0320439
----------------------------------                        ----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


 515 West Pender Street, Vancouver, British Columbia             V6B 6H5
------------------------------------------------------    ----------------------
      (Address of principal executive offices)                 (Zip Code)

                                 (604) 681-5678
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X       No
                                       ---        ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         As of September 30, 2001, there were 15,500,000 shares of the Registrant's $ .01 par value common stock issued and outstanding.

                           NEWCOM INTERNATIONAL, INC.
                                      INDEX



                                                                          Page
                                     PART I

Item 1.   Financial Statements

          Balance Sheet - September 30, 2001 (unaudited)..................  1

          Statements of Operations - Three and Nine Months Ended
             September 30, 2001 and 2000 (unaudited) and the
             period from September 12, 1996 (inception)
             to September 30, 2001 (unaudited)............................  2

          Statements of Cash Flows - Nine Months Ended September 30, 2001
             and 2000 (unaudited) and the period from September 12, 1996
             (inception) to September 30, 2001 (unaudited)................  3

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

Item 6.   Exhibits and Reports on Form 8-K................................. 7

          Signatures....................................................... 8

                                        I

                            NEWCOM INTERNATIONAL INC.
                             (A blank-check company)
                                  Balance Sheet


                                                                  September 30,
                                                                      2001
                                                                   (unaudited)

ASSETS

Current assets:
   Cash                                                            $        73
   Prepaid expenses                                                     34,935
                                                                   ------------
Total current assets                                                    35,008
Notes receivable                                                       188,252
                                                                   ------------
                                                                   $   223,260
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                           $    94,279
   Note payable to related party                                        72,990
                                                                   ------------
Total current liabilities                                              167,269
                                                                   ------------
Stockholders' equity:
   Common stock, $.001 par value;
      100,000,000 shares authorized;
      15,500,000 shares issued and outstanding                          15,500
   Additional paid-in capital                                        1,218,500
   Deficit accumulated as a blank-check company                     (1,178,009)
                                                                   ------------
Total stockholders' equity                                              55,991
                                                                   ------------
                                                                   $   223,260
                                                                   ============









                 See accompanying notes to financial statements.

                            NEWCOM INTERNATIONAL INC.
                             (A blank-check company)
                            Statements of Operations



                                                                                            For the Period
                                                                                            from Inception,
                                                For the Three         For the Nine Months    September 12,
                                                Months Ended             Months Ended        1996, Through
                                                September 30,            September  30,      September 30,
                                              2001        2000         2001         2000         2001
                                         ------------ ------------ ------------ ------------ ------------
                                                (Unaudited)              (Unaudited)         (Unaudited)
Operating expenses:
    Management and consulting fees       $    10,500  $    10,500  $    31,500  $   106,500  $   443,000
    General and administrative expenses       11,790       10,959       34,782       53,068      241,367
                                         ------------ ------------ ------------ ------------ ------------
      Total operating expenses                22,290       21,459       66,282      159,568      684,367
                                         ------------ ------------ ------------ ------------ ------------
Operating loss                               (22,290)     (21,459)     (66,282)    (159,568)    (684,367)
Other expenses (income):
    Interest expense                           1,436        1,570        4,262       15,188       25,421
    Interest income                           (1,165)      (1,165)      (3,456)     (13,545)     (21,829)
    Write-off of receivables                  15,275            -       30,550            -       30,550
    Write-off of acquisition costs                 -      461,000            -      461,000      461,000
    Other income                                   -            -            -            -       (1,500)
                                         ------------ ------------ ------------ ------------ ------------
      Total other expenses (income)           15,546      461,405       31,356      462,643      493,642
                                         ------------ ------------ ------------ ------------ ------------
Net loss                                 $   (37,836) $  (482,864) $   (97,638) $  (622,211) $(1,178,009)
                                         ============ ============ ============ ============ ============
Basic and diluted weighted average
    shares outstanding                    15,500,000   15,500,000   15,500,000   15,500,000
                                         ============ ============ ============ ============

Basic and diluted loss per common
share                                    $     (0.00) $     (0.03) $     (0.01) $     (0.04)
                                         ============ ============ ============ ============












                 See accompanying notes to financial statements.

                            NEWCOM INTERNATIONAL INC.
                             (A blank-check company)
                            Statements of Cash Flows


                                                         For the Nine     September 12,
                                                         Months Ended     1996 through
                                                         September 30,    September 30,
                                                        2001      2000         2001
                                                     --------- ---------- ------------
                                                         (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES:
      Net loss                                       $(97,638) $(622,211) $(1,178,009)
Adjustment to reconcile net loss to net cash used
in operating activities:
    Value of stock options granted below fair value         -          -      233,000
    Write-off of receivables                           30,550          -       32,434
    Write-off of acquisition costs                          -    461,000      461,000
    Changes in operating assets and liabilities:
      Prepaid expenses                                 65,865   (121,900)     (34,935)
      Accounts payable and accrued expenses              (850)     6,616       83,778
                                                     --------- ---------- ------------
Net cash used by operating activities                  (2,073)  (276,495)    (402,732)
                                                     --------- ---------- ------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
    Increase in notes receivable                       (3,456)    (4,621)    (481,242)
    Proceeds from notes receivable                          -    260,557      260,557
    Fees paid on fibre-optic cable network
      investment                                            -          -     (461,000)
    Redemption of certificate of deposit                    -    465,000            -
                                                     --------- ---------- ------------
Net cash provided (used) by investing activities       (3,456)   720,936     (681,685)
                                                     --------- ---------- ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
    Initial capitalization                                  -          -       51,000
    Issuance of common stock                                -          -      950,000
    Payments of note payable                                -   (465,000)           -
    Advances from related party                         4,262      4,709       83,490
                                                     --------- ---------- ------------
Net cash provided by financing activities               4,262   (460,291)   1,084,490
                                                     --------- ---------- ------------

   Net increase (decrease) in cash                     (1,267)   (15,850)          73
Cash, beginning of period                               1,340     16,706            -
                                                     --------- ---------- ------------
Cash, end of period                                  $     73  $     856  $        73
                                                     ========= ========== ============

Cash paid during the period for:
   Interest                                          $      -  $  13,799  $    16,046





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

Reverse Acquisition Accounting

The Company will account for its initial acquisition as a recapitalization of the acquiree in the event the acquiree obtains control. As a result, the Company will experience a change in reporting entity, and the historical assets, results of operations, and cash flows will be restated to those of the aquiree.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Unaudited Interim Financial Statements

The interim financial data as of September 30, 2001, and for the three months and nine months ended September 30, 2001 and 2000, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2001, and the results of its operations and cash flows for the three months and nine months ended September 30, 2001 and 2000. These financial statements should be read in conjunction with the Company's filing of Form 10-SB, Amendment No. 5.

Going Concern and Management's Plans

NewCom has not commenced significant operations, and has limited liquid resources. Such matters raise substantial doubt about NewCom's ability to continue as a going concern. Management's plans with respect to these conditions are to continue collecting on its notes receivable, searching for additional sources of capital and new operating opportunities. The Company continues to seek investments in entities which increase shareholder value. In the interim, NewCom will continue operating with minimal overhead, and key administrative and management functions which will be provided by consultants. Accordingly, the accompanying financial statements have been presented under the assumption NewCom will continue as a going concern, and accordingly, no adjustments have been made to accompanying financial statements as a result of this uncertainty.

                            NewCom International Inc.
                             (A blank-check company)
                    Notes to Financial Statements (continued)


Note 2.  Prepaid Expenses

In May 2000, the Company paid NewBridge $258,000, of which $75,000 was for services rendered in preparation and filing of its Form 10-SB with the Securities and Exchange Commission, among other services, and amounts due to NuVen and Newbridge totaling $82,200 for advisory fees and out of pocket expenses. The balance at December 31, 2000 was $100,800. During the three months and nine months ended September 30, 2001, $19,400 and $65,865, respectively, of advisory fees and out of pocket expenses were recorded against the prepaid expense. The prepaid expense balance at September 30, 2001 was $34,935.

Note 3.  Notes Receivable

In September 1999, NewCom entered into an agreement with an unaffiliated company, NuOasis International, Inc. ("NUOI"), which is a wholly-owned subsidiary of NuOasis Resorts, Inc. ("NuOasis") to acquire an 8%, note receivable of an unrelated party with a face value of $500,000, originally due March 1, 1999 for $472,000 cash. The note was secured by 500,000 shares of common stock of Oasis Resorts International, Inc. The issuer of the note subsequently filed for bankruptcy. In November 1999, NewCom entered into an agreement with NewBridge Capital, Inc. ("NewBridge") to exchange the note for $472,000 in receivables due from nine (9) unrelated corporations and individuals. Additionally, NewBridge and NewCom agreed to cross guarantees whereby NewBridge has agreed to guarantee that NewCom will collect a minimum of $472,000 on the substituted receivables or from liquidation of the collateral. Only one of the receivables bears an interest rate of 8% per annum. All are due on demand.

During fiscal 2000, the Company collected $260,557 of the original $472,000 balance. The Company accrued interest of $5,786 and wrote-off as uncollectible $1,884. The balance due at December 31, 2000 was $215,345. During the three and nine months ended September 30, 2001, $1,165 and $3,456, respectively, of interest was accrued and $15,275 and $30,550, respectively, was written-off as uncollectible. The balance at September 30, 2001 was $188,252 from unrelated companies and individuals.

Management is currently evaluating the realizability of these receivables, largely based on the ability of NewBridge to satisfy its obligation to guarantee the receivables. NewBridge currently lacks sufficient liquid assets to satisfy these notes. The Company may, therefore, be required to accept in-kind consideration to satisfy the Company's receivables.

Note 4.  Commitments

Effective October 1, 1999, NewCom entered into an Advisory and Management Agreement (the "Agreement") with NuVen Advisors Limited Partnership ("NuVen"). In April 2000, the Agreement, and the amount due was assigned to NewBridge Capital, Inc. ("NewBridge") by NuVen. Pursuant to the terms of this agreement, NewCom is required to pay $3,500 per month, plus expenses, in exchange for NewBridge's assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, NewCom is required to pay a fee equal to 10% of the asset value or investment made in NewCom resulting from NewBridge's efforts, and a transaction fee (as defined) equal to 5% of the proceeds received by NewCom in connection with a sale of its assets. No amounts were due to NewBridge at September 30, 2001 (see Note 2).

                            NewCom International Inc.
                             (A blank-check company)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months
Ended September 30, 2000
-------------------------------------------------------------------------------

There were no operating revenues recorded during the three months ended September 30, 2001 or 2000

The Registrant's general and administrative expenses were $22,290 for the three months ended September 30, 2001, as compared to $21,459 for the same period last year.

Nine Months Ended September 30, 2001 Compared to Nine Months
Ended September 30, 2000
-------------------------------------------------------------------------------

The Registrant had no revenues for the nine months ended September 30, 2001 or 2000.

The Registrant's total general and administrative expenses were $66,282 for the nine months ended September 30, 2001, as compared to $159,568 for the same period last year. The change is primarily attributable to consulting and legal fees incurred in connection with the preparation and filing of its Form 10-SB with the Securities and Exchange Commission .

Liquidity and Capital Resources

The Registrant has incurred net losses and negative cash flows from operating activities. The Registrant had minimal cash and cash equivalents at September 30, 2001 and had negative working capital of $132,261 as of September 30, 2001. The limited working capital is a direct result of the Registrant incurring expenses for professional, consulting and advisory services and other overhead during the period. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing.

During the fiscal year 2000, $260,557 of cash was received on notes receivable. Additionally during fiscal year 2000, the Company paid NewBridge $258,000, of which $157,200 was for services rendered, advisory fees and out of pocket expenses. During the three months and nine months ended September 30, 2001, $19,400 and $65,865 of advisory fees and out of pocket expenses were applied to the prepaid amount.

Going Concern

As a result of the Registrant having no revenue producing activities, the Registrant has limited cash and cash equivalents remaining as of September 30, 2001, to finance future operations. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. Management's plans with respect to these conditions are to continue collecting on its notes receivable, searching for additional sources of capital and new operating opportunities. The Company continues to seek investments in entities which increase shareholder value. In the interim, NewCom will continue operating with minimal overhead, and key administrative and management functions which will be provided by consultants.

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

Item 6.       Exhibits And Reports On Form 8-K

      (a)     Exhibits - None

      (b)     Form 8-K - None

                            NewCom International Inc.
                             (A blank-check company)

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company


                                        NewCom International Inc.


Date:    November 16, 2001              by: /s/  David Lo
                                        ----------------------------------------
                                                 David Lo
                                                 President and Director