Form 10KSB
period 2001-12-31
NEWCOM INTERNATIONAL INC
filed 2002-06-28
CIK 1058553

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended December  31, 2001   Commission file number   0-30727

                           NEWCOM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                Nevada                                         86-0907027
-----------------------------------                  ---------------------------
(State of other jurisdiction of                      (I.R.S. Employer  I.D. No.)
 incorporation or organization)

           515 West Pender Street, Vancouver, British Columbia        V6B 6H5
       --------------------------------------------------------     ----------
               (Address of Principal Executive Offices)             (Zip Code)

               Registrant's telephone number, including area code:
                                 (604) 681-5678
                                  ------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes    X    No
                                                      ---      ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K, is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                                 Yes         No  X
                                                       ---      ---

         The Registrant's revenues for its most recent fiscal year were $ -0-

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of May 29, 2002 was approximately $310,000.

              Class                                Outstanding at June 21, 2002
           ------------                            ----------------------------
      Common Stock, $.001 par value                      15,500,000 shares

                      Documents Incorporated by Reference:
                                      None

                                TABLE OF CONTENTS

                                     PART I
                                                                           Page


Item 1.  Description of Business............................................ 1

Item 2.  Description of Property............................................ 4

Item 3.  Legal Proceedings.................................................. 4

Item 4.  Submission of Matters to a Vote of Security-Holders................ 4

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters........... 5

Item 6.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................ 6

Item 7.  Financial Statements............................................... 7

Item 8.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure............................................ 7

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act............... 8

Item 10. Executive Compensation............................................ 10

Item 11. Security Ownership of Certain Beneficial Owners and Management.... 10

Item 12. Certain Relationships and Related Transactions.................... 10

Item 13. Exhibits and Reports on Form 8-K.................................. 11

           Signatures.......................................................13

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

On January 30, 1999, NewCom entered into an agreement to acquire certain assets, consisting of 66% interest of a joint venture in a fibre-optic cable network in China (the "Joint Venture"), for $60 million from the shareholders of Guangzhou South China Fibre-Optic Network Engineering Co. Ltd. ("SCFC"). The consideration consisted of 42 million shares of NewCom's common stock and 18 million shares of NewCom's preferred stock. In the third quarter of 2000, after encountering difficulties in the due diligence process, NewCom ceased its negotiations with SCFC.

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

In October 1999, NewCom entered into an Advisory and Management Agreement (the "Advisory Agreement") with NuVen Advisors Limited Partnership ("NuVen" or the "Advisor"). NuVen is primarily an advisory company with interests in companies under management and is not a broker dealer. The Advisory Agreement was assigned to NewBridge Capital, Inc.("NewBridge" or "Advisor") in April 2000. As part of the Agreement, NewBridge is to attempt to seek potential operating businesses and business opportunities with the intent to acquire or merge with such businesses with NewCom.

On October 6, 1999, NewCom entered into a note payable with David Lo, President of NewCom, in exchange for advances made to NewCom. The note, for the sum of $62,449, accrues interest at the rate of 9.0% per annum, expires August 13, 2002 and is due on demand. As of December 31, 2002, this note had accrued interest in the amount of $11,977. There are no other oral or written agreements or understandings in regards to loans by or for NewCom with its officers, directors, affiliates or lending institutions. Currently, NewCom is not financially able to make loans, but in the future, will determine whether to lend funds based on, but not limited to, financial status, ability to repay, and the effect on the business and operations of NewCom.

Evaluation Criteria

Once NewCom has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether an acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analyses of potential business opportunities. However, because of NewCom's lack of capital, it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Further, no member of management is a professional business analyst and management will rely on its own business judgment in formulating the types of businesses that NewCom may acquire. It is quite possible that management will not have any business experience or expertise in the type of business engaged in by any potential acquisition or merger candidate.

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

Presently, there are no merger candidates. There is always the potential for a promoter, management, or affiliate to present a merger candidate to NewCom. Corporate policy does not preclude related party transactions. However, if a promoter, management or an affiliate of NewCom directly or indirectly held an ownership interest in a merger candidate, the merger decision would exclude those with ownership interests due to the inherent conflicts of interest. Further, any remuneration due to promoters, management or affiliates as a result of a merger or acquisition transaction would undergo review by disinterested management for its fairness in light of all the circumstances surrounding the transaction.

Finder's fees or other acquisition related compensation may be paid to officers, directors, promoters or their affiliates in connection with their identification of a suitable merger candidate. Presently, there are no agreements with officers, directors, promoters or their affiliates that include finder's fees or other acquisition related compensation. The Agreement with NewBridge provides for a merger fee to be paid in the event the Advisor is successful in finding a merger candidate for NewCom. It is unlikely that another person or entity would receive a finder's fee due to the Advisor's role in seeking merger candidates. However, a finder's fee to be paid to other persons or entities would be addressed at the time negotiations begin with the merger candidate. The finder's fee could be a factor in negotiations and whether a merger takes place. Management has not set any limits on finder's fees other than what is considered normal and reasonable under the circumstances. The finder's fee could be paid in cash, securities or a combination thereof.

In the event that a merger is consummated, it is likely that there will be a change in control, both as to ownership and management. Management reserves the right to negotiate the change of control issue; however, under Nevada law, management must seek shareholder approval if change of control is a condition to the transaction.

Presently, NewCom cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which NewCom participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of NewCom and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. NewCom may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, NewCom does not intend to participate in opportunities through the purchase of minority stock positions. In any acquisition where NewCom uses its stock to pay for the acquisition, current shareholders' interests would be diluted.

Further, stockholders of NewCom may not have the opportunity to approve or consent to any particular merger or stock buy-out transaction. NewCom's business plan entails seeking potential operating businesses and opportunities with the intent to acquire or merge with such businesses or opportunities. Under Nevada Revised Statutes and NewCom's Articles of Incorporation and By-Laws, to effect these acquisitions, the Board of Directors has the ability to issue authorized, unissued shares of common stock in excess of par value without the consent of the shareholders. However, in the event that NewCom becomes listed on a national stock exchange such as the American Stock Exchange, the Nasdaq Small Cap Market or the OTC Bulletin Board, NewCom may be required to obtain shareholder consent to effect these transactions. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of NewCom's affairs.

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

As of this date, NewCom does not have any employees and until such time as NewCom successfully acquires or merges with an operating business, there is no need for employees.

ITEM 2.           DESCRIPTION OF PROPERTY.

Although NewCom does not own or control any material property, NewCom will maintain its business address at 515 West Pender Street; Vancouver, British Columbia V6B 6H5. NewCom currently subleases these offices from an unaffiliated company, Westec Venture Group, Inc. NewCom pays a monthly rental fee of $1,000.00. In addition, NewCom pays to NewBridge a rental fee of $1,200 per month for use of office space in Newport Beach, California.

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



                  2001                          Low          High
Quarter ending December 31, 2001             $     .02   $     .02
Quarter ending September 30, 2001            $     .02   $     .05
Quarter ending June 30, 2001                 $     .05   $     .11
Quarter ending March 31, 2001                $     .15   $     .94

                  2000
Quarter ending December 31, 2000             $     .10   $    1.00
Quarter ending September 30, 2000            $     .15   $    1.00
Quarter ending June 30, 2000                 $     .13   $    1.25
Quarter ending March 31, 2000                $     .25   $    1.25


(a)      Holders:
         -------

         The approximate number of holders of record of Common Shares, as of May 29, 2002, was 26. None of the shareholders owns directly or indirectly five (5) percent or more of the outstanding stock.

(b)      Dividends:
         ---------

         NewCom has not paid cash dividends on its common stock since its inception. At the present time, NewCom's anticipated working capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development of its business.

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

In October 1999, NewCom entered into an Advisory and Management Agreement with NuVen. NuVen is primarily an advisory company with interests in companies under management and is not a broker dealer. The Advisory Agreement was assigned to NewBridge in April 2000. As part of the Agreement, NewBridge is to attempt to seek potential operating businesses and business opportunities with the intent to acquire or merge with such businesses with NewCom. As of this date, these attempts have been unsuccessful. See Item 12 "Certain Relationships and Related Transactions" for further discussion.

Results of Operations

To date, NewCom has had no revenues. NewCom has incurred expenses consisting primarily of mangement and consulting services totaling $42,000 and $1,000 in 2001 and 2000, respectively. In 2000, a portion of the consulting services expense related to filing of a Form 10 with the Securities and Exchange Commission. The consulting fees were incurred to NuVen for management, financial advisory, and strategic planning services. General and administrative expenses consist of rent, travel, and professional services.

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

Liquidity and Capital Resources, Going Concern

NewCom has not commenced significant operations, and has limited liquid resources. Such matters raise substantial doubt about NewCom's ability to continue as a going concern. Management's recent efforts and future plans are summarized below:

During fiscal 2000, NewCom collected $261,000 of the original $472,000 balance of notes receivable. Management accrued interest of $6,000 and wrote-off as uncollectible $2,000. The balance due at December 31, 2000 was $215,000. Management used the monies to prepay NewBridge for future services and expenses in the amount of $258,000. During 2000 and 2001, NewBridge has billed or expended substantially all amounts. NewCom has unsuccessfully attempted to seek recovery of amounts due under the NewBridge guarantee. Management sent a demand letter in November 2001 to NewBridge requesting payment or collateral on its guarantee of these notes as no payments were received during the year 2001. As a result of this demand, NewCom entered into an agreement with NewBridge whereby NewBridge pledged collateral for these notes, 500,000 shares of BioSecure Corp. ("BioSecure") (formerly Yes Clothing Company) to satisfy its guarantee obligation. The market value of the shares at the time of the agreement was $.55 per share; however, subsequent to the pledge, the market value declined to $0.03 per share. NewBridge currently lacks sufficient liquid assets to satisfy these notes. An allowance for this amount has been made based largely on the current inability of NewBridge to satisfy its obligation to guarantee the receivables. Management evaluated the realizability of the collection of these receivables and wrote-off as uncollectible $219,000. The lack of collections of these receivables has caused NewCom to delay in pursuing acquisition targets and to file its annual report on Form 10-KSB late. NewBridge is currently assisting management in identifying acquisition targets as a means to avoid litigation by NewCom.

Management expects it will be necessary for NewCom to borrow funds or raise funds through a equity or debt offering to conduct its current operations during the next twelve (12) months. Management has attempted to keep its overhead as low as possible, and further reduce its overhead in 2002. In the event NewCom identifies an acquisition target, additional funds will most likely be required for NewCom to operate and remain viable. This adds an additional element of risk to investors and/or an operating company which may ultimately be acquired. The financial statements have been presented under the assumption NewCom will continue as a going concern. No adjustments have been made to the financial statements as a result of NewCom's liquidity uncertainty.

ITEM 7.       FINANCIAL STATEMENTS

The following financial statements are included as a separate section following the signature page to this Form 10-KSB and are incorporated herein by reference:

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page

         Report of Independent Auditors'....................................F-2

         Balance Sheet......................................................F-3

         Statements of Operations...........................................F-4

         Statements of Shareholders' Equity ................................F-5

         Statements of Cash Flows...........................................F-6

         Notes to Financial Statements......................................F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Identification of Directors and Executive Officers

NewCom, pursuant to its Bylaws is authorized to maintain a three to five (3-5) member Board of Directors, and executive officers as needed. The directors and officers for fiscal 2001 are as follows:


                         Position
       Name          Held with NewCom      Age          Dates of Service
-------------      --------------------    ---     -----------------------------

David Lo           President, Director      56     September 21, 1999 to Present

Mohan Datwani      Secretary, Director      35     March 15, 2000 to Present

Xu Han             Director                 39     March 15, 2000 to Present

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

David Lo.

Mr. David Lo has served as Director and President of NewCom since September 21, 1999. David Lo has fourteen (14) years of experience as an accountant. Mr. Lo also currently is a Director of Empire Supermarket Ltd. in Richmond, British Columbia and has been the owner of David Lo Accounting & Management, Inc. since 1986. Previous work experience includes Manager of Oceanic Sportswear, Ltd. and Assistant Manager of Les Deax Fabricants Ltd.

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

Involvement in Certain Legal Proceedings.

During the past five years, no director or officer of NewCom has:

     (1) Filed or has filed against him a petition under the fede al bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings.

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

Based solely on its review of the copies of the reports it received from persons required to file, NewCom believes that during fiscal 2001, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

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

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective October 1, 1999, NewCom entered into an Advisory and Management Agreement (the "Advisory Agreement") with NuVen. NuVen is primarily an advisory company with interests in companies under management and is not a broker dealer. The Advisory Agreement was assigned to NewBridge Capital, Inc.("NewBridge or Advisor") in April 2000. Other than acting as an advisor, there is no relationship between NewCom and either NuVen or NewBridge. Pursuant to the terms of the Advisory Agreement, NewCom is required to pay $3,500 per month, plus expenses, in exchange for assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, NewCom is required to pay a fee equal to 10% of the asset value or investment made in NewCom resulting from Advisor's efforts, and a transaction fee (as defined) equal to 5% of the proceeds received by NewCom in connection with a sale of its assets. NewBridge only earns the 10% Merger Fee as a result of its introduction of business opportunities to NewCom. It is unlikely that another person or entity would receive a finder's fee due to the Advisor's role in seeking merger candidates and it has been retained to manage NewCom's assets and day-to-day operations. In summary, the Advisory Agreement provides for (i) an Advisory Fee of $3,500 per month, (ii) a Merger Fee of 10% of the transaction value when NewCom completes a merger, acquisition or otherwise obtains an equity interest or interest as a creditor resulting from an introduction, and (iii) a Transaction Fee of 5% of the net proceeds received by NewCom from a sale of its assets. The Advisory Agreement has an initial term of five years, but shall be automatically extended on an annual basis, unless terminated by either party.

NewBridge, a Nevada corporation (OTC:BB "NBRG") is both an advisory and management firm and development stage investor, providing management, financing and merger opportunities to the entertainment, food service and communications industries. NewBridge is not registered as a broker- dealer. The payment of securities commissions and other fees that are contingent upon securities transactions to an entity that is not registered as a broker-dealer may be inconsistent with the registration provisions of section 15(a) of the Securities Exchange Act of 1934. If NewBridge should have registered as a broker-dealer due to its activities, NewCom may be in a position to terminate its relationship with NewBridge due to their failure to register.

In September 1999, NewCom entered into an agreement with an unaffiliated company to acquire an 8%, note receivable of an unrelated party with a face value of $500,000, originally due March 1, 1999 for $472,000 cash. The note was secured by 500,000 shares of common stock of Oasis Resorts International, Inc. The issuer of the note subsequently filed for bankruptcy. NewCom entered into an agreement with NewBridge in November 1999 to exchange the note for $472,000 in receivables due from nine (9) unrelated corporations and four (4) individuals. Additionally, NewBridge and NewCom agreed to cross guarantees whereby NewBridge has agreed to guarantee that NewCom will collect a minimum of $472,000 on the substituted receivables or from liquidation of the collateral. The Oasis shares subsequently became worthless. In November 2001, NewCom entered into an agreement with NewBridge whereby NewBridge pledged as collateral for these notes 500,000 shares of BioSecure to satisfy its guarantee obligation. Management did not place a value on such pledge since the pledge was not an absolute transfer of such shares and the shares rapidly declined in value. NewBridge currently lacks sufficient liquid assets to satisfy these notes. Management wrote-off $218,802 as an impairment of such notes in 2001. Management intends to seek recovery of such amounts from NewBridge when, and if, NewBridge has the ability to pay the obligation to NewCom. There are no assurances that management will receive any of the amounts due to NewCom. Management does not plan to pursue litigation against NewBridge, since NewBridge management is attempting to find an acquisition candidate for NewCom.

In May 2000, NewCom paid NewBridge $258,000, of which $75,000 was for services rendered in preparation of its Form 10-SB and amendments with the Securities and Exchange Commission, among other services, and amounts due from NuVen and NewBridge totaling $82,200 for advisory fees and out of pocket expenses. Of such amount paid to NewBridge, $100,800 was accounted for as a prepaid expense at December 31, 2000 to be used for future fees and expenses and charged to operations. During fiscal 2001, $91,000 of fees and expenses were recorded against the prepaid expenses and charged to operations. The balance at December 31, 2001 was $9,800. Management expects services to be rendered by June 30, 2002.

Effective October 6, 1999, NewCom entered into a note payable of $62,449 with an officer of NewCom in exchange for advances made to NewCom. The note bears interest at 9.0% per annum, expires August 13, 2002 and is due on demand. At December 31, 2001, the amount due, together with interest was $74,426. This debt is expected to be converted into common stock during 2002.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

          3.1     Articles of Incorporation of AgriNet, Inc.(1)

         3.1(a) Certificate of Amendment of Articles of Incorporation of AgriNet, Inc.(1)

         3.1(b) Certificate of Amendment to Articles of Incorporation For Nevada Profit Corporations of Phileo Management Company, (1)

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

         4.1      Form of Common Stock Certificate.(1)

         10.1 Advisory and Management Agreement between NuVen Advisors, LP and Phileo Management Company, Inc.(1)

         10.2     Share Exchange Agreement.(1)

         10.3     Fee Agreement for Introduction Services.(1)

         10.4     Exchange Agreement.(1)

         10.5     Note Purchase Agreement.(1)

         10.6 Pledge Agreement of collateral shares between NewBridge Capital and NewCom

         99.1     Additional Exhibits [Nevada Revised Statutesss.78.7502](1)

Reports on Form 8-K

         None.


         (1) Filed as exhibits to Company's Form 10-SB which was filed with the Commission on May 31, 2000, and incorporated herein by this reference.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of NewCom


                                             NewCom International Inc.


Date:    June__, 2002                    by: /s/ David Lo
                                         ---------------------------------------
                                                 David Lo
                                                 President and Director

Date:    June __, 2002                   By: /s/ Mohan Datwani
                                         ---------------------------------
                                                 Mohan Datwani
                                                 Secretary and Director

Date:    June__, 2002                    By: /s/ Xu Han
                                         ---------------------------------------
                                                 Xu Han
                                                 Director

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)

                          Index to Financial Statements



Description                                                               Page

Independent Auditors' Report...............................................F-2

Balance Sheet as of December 31, 2001......................................F-3

Statements of Operations for the Years Ended December 31, 2001 and 2000,
  and for the Period from Inception, September 12, 1996 through
  December 31, 2001........................................................F-4

Statements of Stockholders' Equity (Deficit) for the Period from Inception,
   September 12, 1996 through December 31, 1999, and for the Years Ended
   December 31, 2001 and 2000..............................................F-5

Statements of Cash Flows for the Years Ended December 31, 2001 and 2000,
   and for the Period from Inception, September 12, 1996 through
   December 31, 2001.......................................................F-6

Notes to Financial Statements..............................................F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
NewCom International Inc.
(A blank-check company)


We have audited the accompanying balance sheet of NewCom International Inc., a blank-check company ("NewCom"), as of December 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2001, and from the period from inception, September 12, 1996 through December 31, 2001. These financial statements are the responsibility of NewCom's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewCom as of December 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001, and for the period from inception, September 12, 1996, through December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that NewCom will continue as a going concern. As discussed in Note 1 to the financial statements, NewCom has no significant operations and limited liquid resources. Such matters raise substantial doubt about NewCom's ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                          /s/ McKennon Wilson & Morgan LLP
                                              -----------------------------




Irvine, California
June 21, 2002

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                                  Balance Sheet




                                                                   December 31,
                                                                       2001
                                                                   ------------
ASSETS
Current assets:
      Cash                                                         $       748
      Prepaid expenses                                                   9,835
                                                                   ------------
Total current assets                                                    10,583
Notes receivable, net of allowance of $218,802 (Note 3)                      -
                                                                   ------------
Total Assets                                                       $    10,583
                                                                   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                             $    56,856
      Note payable to related party (Note 6)                            74,426
                                                                   ------------
Total current liabilities                                              131,282
                                                                   ------------
Commitments (Note 4)

Stockholders' deficit:
      Preferred stock, $.001 par value; 25,000,000
         shares authorized; none outstanding                                 -
      Common stock, $.001 par value;
         100,000,000 shares authorized;
         15,500,000 shares issued and outstanding                       15,500
      Additional paid-in capital                                     1,275,611
      Deficit accumulated as a blank-check company                  (1,411,810)
                                                                   ------------
Total stockholders' deficit                                           (120,699)
                                                                   ------------
Total Liabilities and Stockholders' Deficit                        $    10,583
                                                                   ============










                 See accompanying notes to financial statements.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                            Statements of Operations


                                                                 For the Period
                                                                 from Inception,
                                                                   September 12,
                                          For the Years Ended      1996 through
                                               December 31,         December 31,
                                        ----------------------------------------
                                            2000         2001           2001
                                        ------------  ------------  ------------
Operating expenses:
    Management and consulting fees      $   117,000   $    42,000   $   453,500
    General and administrative expenses      73,431        68,396       276,096
    Impairment of notes receivable            1,884       218,802       220,686
    Impairment of acquisition costs         461,000             -       461,000
                                        ------------  ------------  ------------
      Total operating expenses              653,315       329,198     1,408,282
                                        ------------  ------------  ------------
Operating loss                             (653,315)     (329,198)   (1,408,282)
Other income (expense):
    Interest expense                        (16,758)       (5,698)      (26,858)
    Interest income                          14,710         3,457        21,830
    Other income                              1,500             -         1,500
                                        ------------  ------------  ------------
Net loss                                $  (653,863)  $  (331,439)  $(1,411,810)
                                        ============  ============  ============
Basic and diluted weighted average
    shares outstanding                   15,500,000    15,500,000
                                        ============  ============
Basic and diluted loss per common share $     (0.04)  $     (0.02)
                                        ============  ============



















                 See accompanying notes to financial statements

                            NEWCOM INTERNATIONAL INC.
                             (A blank-check company)
                  Statements of Stockholders' Equity (Deficit)
  For the Period from Inception, September 12, 1996 through December 31, 1999,
                 For the Years Ended December 31, 2001 and 2000



                                                                      Deficit
                                                                    Accumulated
                                                        Additional     as a
                           Preferred      Common Stock    Paid-In   Blank-Check
                             Stock     Shares     Amount  Capital     Company      Total
                           --------- ----------  ------- ---------- ------------ ----------
Initial capitalization             -  6,000,000  $ 6,000 $   45,000 $         -  $  51,000
Issuance of common stock
    for cash at $0.10 per
    share                          -  9,500,000    9,500    940,500           -    950,000
Value of stock options
    granted below FMV              -          -        -    233,000           -    233,000
Net loss from Inception,
    September 12, 1996
    through
    December 31, 1999              -          -        -          -    (426,508)  (426,508)
                           --------- ---------- -------- ---------- ------------ ----------
Balances, at December 31,
    1999                           - 15,500,000   15,500  1,218,500    (426,508)   807,492
Net loss                           -          -        -          -    (653,863)  (653,863)
                           --------- ---------- -------- ---------- ------------ ----------
Balances, at December 31,
    2000                           - 15,500,000   15,500  1,218,500  (1,080,371)   153,629
Settlement of debts by
    stockholders                   -          -        -     57,111           -     57,111
Net loss                           -          -        -          -    (331,439)  (331,439)
                           --------- ---------- -------- ---------- ------------ ----------
Balances, at December 31,
    2001                           - 15,500,000 $ 15,500 $1,275,611 $(1,411,810) $(120,699)
                           ========= ========== ======== ========== ============ ==========












                 See accompanying notes to financial statements.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                            Statements of Cash Flows

                                                                           September 12,
                                                    For the Years Ended    1996 through
                                                        December 31,       December 31,
                                                      2000        2001         2001
                                                   ----------  ----------  ------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
      Net loss                                     $(653,863)  $(331,439)  $(1,411,810)
Adjustment to reconcile net loss to net cash
used in operating activities:
    Impairment of notes receivable                     1,884     218,802       220,686
    Value of stock options granted below
      fair value                                           -           -       233,000
    Write-off of acquisition costs                   461,000           -       461,000
    Changes in operating assets and liabilities:
      Prepaid expenses                               (73,300)     90,965        (9,835)
      Accounts payable                               (12,137)     18,839       103,467
                                                   ----------  ----------  ------------
Net cash used in operating activities               (276,415)     (2,833)     (403,492)
                                                   ----------  ----------  ------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
    Increase in notes receivable                      (5,786)     (3,457)     (481,243)
    Payments on notes receivable                     260,557           -       260,557
    Fees paid on fibre-optic cable network
    investment                                             -           -      (461,000)
    Redemption of certificate of deposit             465,000           -             -
                                                   ----------  ----------  ------------
Net cash provided (used) in investing activities     719,771      (3,457)     (681,686)
                                                   ----------  ----------  ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
    Initial capitalization                                 -           -        51,000
    Issuance of common stock                               -           -       950,000
    Payments of note payable                        (465,000)          -             -
    Advances from related party                        6,279       5,698        84,926
                                                   ----------  ----------  ------------
Net cash (used) provided by financing activities    (458,721)      5,698     1,085,926
                                                   ----------  ----------  ------------

   Net increase (decrease) in cash                   (15,366)       (592)          748
Cash, beginning of period                             16,706       1,340             -
                                                   ----------  ----------  ------------
Cash, end of period                                $   1,340   $     748   $       748
                                                   ==========  ==========  ============

Cash paid during the period for:
   Interest                                        $   2,247   $       -  $     16,046
Non-cash investing and financing activities:
    Settlement of debt by stockholders             $       -   $  57,111  $     57,111




                 See accompanying notes to financial statements.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                          Notes to Financial Statements

Note 1.      Description of Business and Summary of Significant Accounting
             Policies

Description of Business

NewCom International Inc. ("NewCom" or the "Company") was incorporated in Nevada in September 1996 under the name of AgriNet, Inc. In October 1996, NewCom amended its Articles of Incorporation to change its name to NewCom International Inc. Since its incorporation, NewCom has not conducted any significant operations.

NewCom's activities to date have focused primarily on incorporation activities and the identification of potential operating opportunities or acquisitions targets. Since NewCom has not yet commenced any principal operations and has not yet earned significant revenues, NewCom is considered to be a blank- check company.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management during the periods presented relate to realization of notes receivable and acquisition costs.

Loss Per Share

NewCom discloses "basic" and "diluted" earnings (loss) per share. Basic earnings
(loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings
(loss) per share are similar to basic earnings (loss) per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock options or warrants, and the conversion of preferred stock.

For the years ended December 31, 2001 and 2000, there is no difference between basic and diluted loss per common share since the effects of outstanding options to purchase 500,000 shares of common stock are anti-dilutive.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                    Notes to Financial Statements (Continued)


Note 1. Description of Business and Summary of Significant Accounting Policies (continued)

Acquisition Costs

NewCom accounts for costs incurred for its acquisitions as a portion of the purchase price which is allocated to the fair value of the net assets acquired. In the event an acquisition does not close, such costs are charged to operations. During 1999, NewCom incurred $461,000 for costs incurred in connection with a proposed acquisition of certain assets consisting of a fibre-optic cable network in China. The acquisition was never completed, and accordingly, NewCom charged operations for these costs in 2000.

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

Disclosure about Segments of an Enterprise and Related Information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued by the FASB in 1997. This statement requires public enterprises to report financial and descriptive information about its reportable operating segments, and establishes standards for related disclosures about products and services, geographic areas, and major customers. As of December 31, 2001 and 2000, NewCom has no reportable operating segment.

Recent Accounting Standards

In June 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that NewCom recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that NewCom reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. In the event NewCom acquires an operating company, which results in a change in control of NewCom, the acquisition will be accounted for as a recapitalization of the operating company, whereby, the assets and liabilities of NewCom will be recorded at fair value, with no goodwill being attributable to NewCom, since NewCom has no trade or business and has no intangible assets. The assets and liabilities of the operating company, which subsequently maintains control of NewCom, will be recorded at their historical bases.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that NewCom identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                    Notes to Financial Statements (Continued)


lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires management to complete a transitional goodwill impairment test six months from the date of adoption. Management is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Management believes the adoption of SFAS 141 and SFAS 142 will have no material impact on NewCom's financial position, results of operations or cash flows.

The FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier application encouraged. Management does not expect any impact from adopting this pronouncement on the financial statements.

The FASB also recently issued Statement No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets." Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. NewCom must adopt Statement No. 144 in 2002. Management does not expect any impact from adopting this pronouncement on the financial statements.

Going Concern and Management's Plans

NewCom has a history of losses, has not commenced significant operations, and has limited liquid resources. Such matters raise substantial doubt about NewCom's ability to continue as a going concern. Management's plans with respect to these conditions are to continue searching for additional sources of capital and new operating opportunities. There are no assurances that management will be successful. In the interim, NewCom will continue operating with minimal overhead, and key administrative and management functions which will be provided by consultants. Accordingly, the accompanying financial statements have been presented under the assumption NewCom will continue as a going concern. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

Note 2.     Prepaid Expenses

In May 2000, NewCom paid NewBridge Capital Inc. ("NewBridge") $258,000, of which $75,000 was for services rendered in preparation of its Form 10-SB and amendments with the Securities and Exchange Commission, among other services, and amounts due from NuVen and Newbridge totaling $82,200 for advisory fees and out of pocket expenses. Of such amount paid to Newbridge, $100,800 was accounted for as a prepaid expense at December 31, 2000 to be used for future fees and expenses. During fiscal 2001, $90,965 of fees and expenses were recorded against the prepaid expense. The balance at December 31, 2001 was $9,835. Management expects services to be rendered by June 30, 2002.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                    Notes to Financial Statements (Continued)


Note 3.     Notes Receivable

In September 1999, NewCom entered into an agreement with an unaffiliated company to acquire an 8%, note receivable of an unrelated party with a face value of $500,000, originally due March 1, 1999 for $472,000 cash. The note was secured by 500,000 shares of common stock of Oasis Resorts International, Inc. ("Oasis"). The issuer of the note subsequently filed for bankruptcy. NewCom entered into an agreement with NewBridge in November 1999 to exchange the note for $472,000 in receivables due from nine (9) unrelated corporations and four
(4) individuals. Additionally, NewBridge and NewCom agreed to cross guarantees whereby NewBridge has agreed to guarantee that NewCom will collect a minimum of $472,000 on the substituted receivables or from liquidation of the collateral. The Oasis shares subsequently became worthless. In November 2001, NewCom entered into an agreement with NewBridge whereby NewBridge pledged as collateral for these notes 500,000 shares of BioSecure Corp. ("BioSecure") (formerly Yes Clothing Company) to satisfy its guarantee obligation. Management did not place a value on such pledge since the pledge was not an absolute transfer of such shares and the shares rapidly declined in value. NewBridge currently lacks sufficient liquid assets to satisfy these notes. Management has evaluated the realizability of these notes receivable and has written off $218,802 as an impairment of such notes. Management intends to seek recovery of such amounts from NewBridge when, and if, NewBridge has the ability to pay the obligation to NewCom. There are no assurances that management will receive any of the amounts due to NewCom.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                    Notes to Financial Statements (Continued)


The following table shows the activity of the notes receivable for the year ended December 31, 2000:


                                  Balance at                      Amounts  Balance at
                                   December   Payments  Interest  Written  December
            Due From               31, 1999   Received   Accrued    off    31, 2000
---------------------------------- --------  ----------  -------  -------  --------
Casino Management of America, Inc. $174,650  $ (74,650)  $     -  $     -  $100,000
NuOasis Las Vegas, Inc.              47,552    (47,552)        -        -         -
NuOasis Laughlin, Inc.               39,085    (39,085)        -        -         -
ACI Asset Managment, Inc.            39,485    (39,485)        -        -         -
NuOasis Properties, Inc.             59,785    (59,785)        -        -         -
Cleopatra World, Inc.                 3,671          -         -        -     3,671
Yes Clothing Company                  3,088          -         -        -     3,088
Dragon King, Inc.                     1,992          -         -        -     1,992
F.G. Luke                            56,975          -     5,786        -    62,761
Other                                45,717          -         -   (1,884)   43,833
                                   --------  ----------  -------  --------  --------
    Totals                         $472,000  $(260,557)  $ 5,786  $(1,884)  $215,345
                                   ========  ==========  =======  ========  ========


The following table shows the activity of the notes receivable for the year ended December 31, 2001:




                                  Balance at                        Net Balance
                                   December   Interest  Allowance   at December
           Due From                31, 2000   Accrued     Taken      31, 2001
---------------------------------- --------   -------  ----------  -----------
Casino Management of America, Inc. $ 100,000  $     -  $(100,000)  $         -
Cleopatra World, Inc.                  3,671        -     (3,671)            -
Yes Clothing Company                   3,088        -     (3,088)            -
Dragon King, Inc.                      1,992        -     (1,992)            -
F.G. Luke                             62,761    3,457    (66,218)            -
Other                                 43,833        -    (43,833)            -
                                   ---------  -------  ----------  -----------
    Totals                         $ 215,345  $ 3,457  $(218,802)  $         -
                                   =========  =======  ==========  ===========


                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                    Notes to Financial Statements (Continued)


Note 4.     Commitments

Effective October 1, 1999, NewCom entered into an Advisory and Management Agreement (the "Agreement") with NuVen Advisors Limited Partnership ("NuVen" or the "Advisor"). In April 2000, the Agreement, and the amount due was assigned to NewBridge Capital, Inc. ("NewBridge") by NuVen. Pursuant to the terms of this agreement, NewCom is required to pay $3,500 per month, plus expenses, in exchange for Advisor's assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, NewCom is required to pay a fee equal to 10% of the asset value or investment made in NewCom resulting from Advisor's efforts, and a transaction fee (as defined) equal to 5% of the proceeds received by NewCom in connection with a sale of its assets. In addition, NewCom granted a fully vested option to NuVen to purchase 500,000 shares of NewCom's common stock at $0.50 per share. Using the Black-Scholes model to value these options, assuming a volatility of 50%, an expected life of 5 years and a risk-free interest rate of 6.0%, NewCom valued these options at $233,000. Since these options are fully vested, such value was charged to operations for the year ended December 31, 1999. The Agreement has an initial term of five years, but shall be automatically extended on an annual basis, unless terminated by either party. No amounts were due to NewBridge at December 31, 2001 (see Note 3).

On December 28, 1999, NewCom entered into a note agreement with a bank totaling $465,000, interest at 5.87% per annum, due July 1, 2000, as amended. The note was satisfied in full during 2000 by a restricted certificate of deposit.

Note 5.     Stockholders' Deficit

Preferred Stock

NewCom has 25,000,000 shares of $.001 par value preferred stock authorized with none outstanding.

Common Stock

On or about April 3, 1999, NewCom issued 9.5 million shares of its common stock for $0.10 per share in exchange for 10% promissory notes totaling $950,000. The value of NewCom's common stock was determined based on the intrinsic value as a blank-check company. On or about September 1, 1999, the notes were acquired by NuVen for $950,000 in cash. The notes acquired are secured by the 9.5 million shares of NewCom's common stock.

See Note 4 for a discussion of stock options outstanding and exercisable as of December 31, 2001.

Other Equity Transactions

As of December 31, 1999, NewCom was indebted to five (5) individuals and entities for a total of $57,111 for services rendered. During 2001, an officer and a major shareholder satisfied the liability with personal shares of NewCom's common stock. The amount has been reflected in the accompanying financial statements as a contribution of capital as of and for the year ended December 31, 2001.

                            NewCom INTERNATIONAL INC.
                             (A blank-check company)
                    Notes to Financial Statements (Continued)

Note 6.     Related Party Transactions

Effective October 6, 1999, NewCom entered into a note payable with an officer of NewCom in exchange for advances made to NewCom. The note bears interest at 9.0% per annuum, expires August 13, 2002, and is due on demand. At December 31, 2001, a total of $74,426, including interest was due.

Note 7.     Income Taxes

NewCom's net deferred tax assets at December 31, 2001, consist of net operating loss carryforwards amounting to approximately $1,411,000 each for Federal and State tax purposes which expire beginning 2016 through 2021 for Federal tax purposes and 2001 through 2006 for State tax purposes. At December 31, 2001, NewCom provided a 100% valuation allowance for deferred tax assets resulting from these net operating loss carryforwards totaling approximately $480,000. During the years ended December 31, 2001 and 2000, NewCom's valuation allowance increased $116,000 and $219,000, respectively.

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