Form 10QSB
period 2002-03-31
NEWCOM INTERNATIONAL INC
filed 2002-06-28
CIK 1058553

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002                     Commission File No. 0-30727
                                                                         -------

                           NEWCOM INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEVADA                                       86-0907027
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

 515 WEST PENDER STREET, VANCOUVER, BRITISH COLUMBIA            V6B 6H5
------------------------------------------------------       ------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         As of June 25, 2002, there were 15,500,000 shares of the Registrant's $ ..01 par value common stock issued and outstanding.

                           NEWCOM INTERNATIONAL, INC.
                                      INDEX



                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Financial Statements

          Balance Sheet - March 31, 2002 (unaudited).......................... 1

          Statements of Operations - Three Months Ended
             March 31, 2002 and 2001 (unaudited) and the period from
             September 12, 1996 (inception) to March 31, 2002 (unaudited)..... 2

          Statements of Cash Flows - Three Months Ended
             March 30, 2002 and 2001 (unaudited) and the period from
             September 12, 1996 (inception) to March 31, 2002 (unaudited)..... 3

          Notes to Financial Statements....................................... 4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................... 7

                                     PART II

Item 1.   Legal Proceedings................................................... 9

Item 2.   Changes In Securities............................................... 9

Item 3.   Defaults Upon Senior Securities..................................... 9

Item 4.   Submission of Matters to a Vote of Security Holders................. 9

Item 5.   Other Information................................................... 9

Item 6.   Exhibits and Reports on Form 8-K.................................... 9
          Signatures..........................................................10

                                        I

                            NEWCOM INTERNATIONAL INC.
                             (A BLANK-CHECK COMPANY)
                                  BALANCE SHEET




                                                                      MARCH 31,
ASSETS                                                                  2002
                                                                    ------------
                                                                     (UNAUDITED)
CURRENT ASSETS:
   Cash                                                             $       705
   Prepaid expenses                                                           -
                                                                    ------------
TOTAL CURRENT ASSETS                                                        705

Notes receivable, net of allowance of $218,802 (Note 3)                       -
                                                                    ------------
                                                                    $       705
                                                                    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                                 $    60,421
   Note payable to related party                                         75,832
                                                                    ------------
TOTAL CURRENT LIABILITIES                                               136,253
                                                                    ------------
STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value;
      100,000,000 shares authorized;
      15,500,000 shares issued and outstanding                           15,500
   Additional paid-in capital                                         1,275,611
   Deficit accumulated as a blank-check company                      (1,426,659)
                                                                    ------------
TOTAL STOCKHOLDERS' DEFICIT                                            (135,548)
                                                                    ------------
                                                                    $       705
                                                                    ============



                 See accompanying notes to financial statements.


                                NEWCOM INTERNATIONAL INC.
                                 (A BLANK-CHECK COMPANY)
                                STATEMENTS OF OPERATIONS


                                                                         FOR THE PERIOD
                                                                         FROM INCEPTION,
                                               FOR THE THREE MONTHS       SEPTEMBER 12,
                                                   MONTHS ENDED           1996, THROUGH
                                                     MARCH 31,              MARCH 31,
                                               2002            2001            2002
                                          -------------   -------------   -------------
                                                   (UNAUDITED)              (UNAUDITED)
Operating expenses:
    Management and consulting fees        $     10,500    $     10,500    $    464,000
    General and administrative expenses          2,944          11,147         277,924
    Impairment of notes receivable                   -               -         218,802
    Impairment of acquisition costs                  -               -         461,000
                                          -------------   -------------   -------------
      Total operating expenses                  13,444          21,647       1,421,726
                                          -------------   -------------   -------------
Operating loss                                 (13,444)        (21,647)     (1,421,726)
Other expenses (income):
    Interest expense                             1,405           1,405          28,262
    Interest income                                  -          (1,140)        (21,829)
    Other income                                     -               -          (1,500)
                                          -------------   -------------   -------------
      Total other expenses (income)              1,405             265           4,933
                                          -------------   -------------   -------------
Net loss                                  $    (14,849)   $    (21,912)   $ (1,426,659)
                                          =============   =============   =============
Basic and diluted weighted average
    shares outstanding                      15,500,000      15,500,000
                                          =============   =============
Basic and diluted loss per common share
                                          $          -    $          -
                                          =============   =============




                     See accompanying notes to financial statements

                                           2


                                   NEWCOM INTERNATIONAL INC.
                                    (A BLANK-CHECK COMPANY)
                                    STATEMENTS OF CASH FLOWS

                                                                                 FOR THE PERIOD
                                                                                 FROM INCEPTION,
                                                       FOR THE THREE MONTHS       SEPTEMBER 12,
                                                           MONTHS ENDED           1996, THROUGH
                                                            MARCH 31,               MARCH 31,
                                                       2002            2001           2002
                                                    ------------   ------------   ------------
                                                           (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM OPERATING
ACTIVITIES:
    Net loss                                        $   (14,849)   $   (21,912)   $(1,426,659)
Adjustment to reconcile net loss to net cash used
in operating activities:
    Impairment of notes receivable                            -              -        220,686
    Value of stock options granted below
    fair value                                                -              -        233,000
    Write-off of acquisition costs                            -              -        461,000
    Changes in operating assets and liabilities:
      Prepaid expenses                                    9,835         18,500              -
      Accounts payable and accrued expenses               3,566          2,650        107,032
                                                    ------------   ------------   ------------
Net cash used in operating activities                    (1,448)          (762)      (404,941)
                                                    ------------   ------------   ------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
    Increase in notes receivable                              -         (1,140)      (481,243)
    Payments on notes receivable                              -              -        260,557
    Fees paid on fibre-optic cable network
    investment                                                -              -       (461,000)
    Redemption (Purchase) of certificate of
    deposit                                                   -              -              -
                                                    ------------   ------------   ------------
Net cash used in investing activities                         -         (1,140)      (681,686)
                                                    ------------   ------------   ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
    Initial capitalization                                    -              -         51,000
    Issuance of common stock                                  -              -        950,000
    Advances from related party                           1,405          1,405         86,332
                                                    ------------   ------------   ------------
Net cash provided by financing activities                 1,405          1,405      1,087,332
                                                    ------------   ------------   ------------
   Net increase (decrease) in cash                          (43)          (497)           705
Cash, beginning of period                                   748          1,340              -
                                                    ------------   ------------   ------------
Cash, end of period                                 $       705    $       843    $       705
                                                    ============   ============   ============

Cash paid during the period for:
   Interest                                         $         -    $     4,108    $    16,046

Non-cash investing and financing activities:
   Settlement of debt by stockholders               $         -    $         -    $    57,111

                        See accompanying notes to financial statements.

                                               3

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial data as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of March 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001.

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

                            NEWCOM INTERNATIONAL INC.
                             (A BLANK-CHECK COMPANY)


NOTE 2. PREPAID EXPENSES

In May 2000, the Company paid NewBridge $258,000, of which $75,000 was for services rendered in preparation of its Form 10-SB and amendments with the Securities and Exchange Commission, among other services, and amounts due from NuVen and Newbridge totaling $82,200 for advisory fees and out of pocket expenses. Of such amount paid to Newbridge, $100,800 was accounted for as a prepaid expense at December 31, 2000 to be used for future fees and expenses. During the current quarter and fiscal 2001, $9,835 and $90,965, respectively, of fees and expenses were recorded against the prepaid expenses. At March 31, 2002 no balance remained in the prepaid fee account.

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

NOTE 4. COMMITMENTS

Effective October 1, 1999, NewCom entered into an Advisory and Management Agreement (the "Agreement") with NuVen Advisors Limited Partnership ("NuVen" or the "Advisor"). In April 2000, the Agreement, and the amount due was assigned to NewBridge Capital, Inc. ("NewBridge") by NuVen. Pursuant to the terms of this agreement, NewCom is required to pay $3,500 per month, plus expenses, in exchange for Advisor's assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, NewCom is required to pay a fee equal to 10% of the asset value or investment made in NewCom resulting from Advisor's efforts, and a transaction fee (as defined) equal to 5% of the proceeds received by NewCom in connection with a sale of its assets. In addition, NewCom granted a fully vested option to NuVen to purchase 500,000 shares of NewCom's common stock at $0.50 per share. In addition, NewCom granted a fully vested option to NuVen to purchase 500,000 shares of NewCom's common stock at $0.50 per share. Using the Black-Scholes model to value these options, using a volatility of 50%, an expected term of 5 years and a risk-free interest rate of 6.0%, NewCom valued these options at $233,000. Since these options are fully vested, such value was charged to operations for the year ended December 31, 1999. The Agreement has an initial term of five years, but shall be automatically extended on an annual basis, unless terminated by either party. At March 31, 2002, $665 was due to NewBridge.

                            NEWCOM INTERNATIONAL INC.
                             (A BLANK-CHECK COMPANY)


NOTE 5. RELATED PARTY TRANSACTIONS

Effective October 6, 1999, NewCom entered into a note payable with an officer of NewCom in exchange for advances made to NewCom. The note bears interest at 9.0% per annuum, expires August 13, 2002, and is due on demand. In connection with this note, accrued interest of $5,698 has been recorded in the accompanying balance sheet.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

There were no operating revenues recorded during the three months ended March 31, 2002 or 2001.

The Registrant's general and administrative expenses were $13,000 for the three months ended March 31, 2002, as compared to $22,000 for the same period last year. The change is primarily attributable costs and expenses accrued or amortized.

LIQUIDITY AND CAPITAL RESOURCES

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

The Registrant had minimal cash and cash equivalents at March 31, 2002 and 2001 and had negative working capital of $133,000 as of March 31, 2002. The limited working capital is a direct result of the Registrant incurring expenses for professional, consulting and advisory services and other overhead during the periods. As of the date of this Report, the Registrant has no material commitments for capital expenditures and no commitments for additional equity or debt financing.

During the fiscal year 2000, $260,557 of cash was received on notes receivable. Additionally during fiscal year 2000, the Company paid NewBridge $258,000, of which $75,000 was for services rendered, advisory fees and out of pocket expenses. Of such amount paid to Newbridge, $9,000 was accounted for as a prepaid expense at December 31, 2001 to be used for future fees and expenses. During the first quarter of 2002, this amount was used for fees and expenses. The Company did not pay any expenses in cash.

GOING CONCERN

As a result of the Registrant having no revenue producing activities, the Registrant has limited cash and cash equivalents remaining as of March 31, 2002, to finance future operations. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. The Registrant will continue to seek investments in entities which increase shareholder value. In the interim, the Registrant will continue operating with minimal overhead, and key administrative and management functions which will be provided by consultants.

CRITICAL ACCOUNTING POLICIES

Accounting principles generally accepted in the United States ("GAAP") requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and expense amounts reported. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on limited historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. Significant estimates made in 2001 and 2000 relate to the recoverability of the notes receivable. We provided a full allowance for our receivables in the amount of $218,802. We are unsure if any amounts will be recovered in the near future.

REVERSE ACQUISITION ACCOUNTING

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

                            PART II:OTHER INFORMATION

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


Date: May 18, 2002                             by: /s/ David Lo
                                                   -----------------------------
                                                   David Lo
                                                   President and Director