Form 10QSB
period 2002-06-30
NEWCOM INTERNATIONAL INC
filed 2003-10-23
CIK 1058553

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_______________  to _________________


                  Commission File No.: 000-30727



                           NEWCOM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


             NEVADA                                            86-0907027
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                      2102 BUSINESS CENTER DRIVE, SUITE 130
                            IRVINE, CALIFORNIA 92612
                    (Address of principal executive offices)

                    Issuer's telephone number: (949) 717-0630

                                 --------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 10, 2003, 15,500,000 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes        No      X
                                                       -----      -------

===============================================================================

PART 1:                               FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS


                                    NEWCOM INTERNATIONAL, INC.
                                     (A BLANK-CHECK COMPANY)
                                          BALANCE SHEET
                                           (UNAUDITED)

                                              ASSETS
CURRENT ASSETS-                                                                      JUNE 30, 2002
                                                                                   ------------------
 Cash and cash equivalents                                                         $           78
                                                                                   ------------------
  TOTAL CURRENT ASSETS                                                                         78

                                                                                   ------------------
    TOTAL ASSETS                                                                   $           78
                                                                                   ==================


                              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                           $       88,401
   Note payable to related party                                                           62,448
                                                                                   ------------------
    TOTAL CURRENT LIABILITIES                                                             150,849
                                                                                   ------------------

STOCKHOLDERS' DEFICIT
    Preferred stock,  $0.001, par value,  25,000,000 shares  authorized,  no
     shares issued or outstanding                                                              --
    Common  stock,   $0.001  par  value,   100,000,000   shares   authorized
     15,500,000 shares issued and outstanding                                              15,500
    Additional paid-in capital                                                          1,275,611
    Deficit accumulated as a blank-check company                                       (1,441,882)
                                                                                   ------------------
          TOTAL STOCKHOLDERS' DEFICIT                                                    (150,771)
                                                                                   ------------------

                 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $           78
                                                                                   ==================




See accompanying notes to financial statements.

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                       FOR THE PERIOD
                                                                                                       FROM SEPTEMBER
                                                                                                          12, 1996
                                                                                                         (INCEPTION)
                                             THREE MONTHS ENDED               SIX MONTHS ENDED          THROUGH JUNE
                                                    JUNE 30,                       JUNE 30,                 30,
                                        ----------------------------    ----------------------------    -----------
                                             2002           2001            2002           2001             2002
                                        ------------    ------------    ------------    ------------    ------------
Operating  Expenses:
Management and Consulting Fees          $     10,500    $     10,500    $     21,000    $     21,000    $    473,500
General & Administrative                         883          11,844           3,827          22,991         283,647
                                        ------------    ------------    ------------    ------------    ------------
    Total Operating Expenses                  11,383          22,344          24,827          43,991         757,147
Operating Income (Loss)                      (11,383)        (22,344)        (24,827)        (43,991)       (757,147)
Other Expenses (Income):
  Interest expense                                --           1,421           1,405           2,826          26,857
  Interest income                                 --          (1,152)                         (2,292)        (20,424)
  Write-off of other receivables                  --          15,275              --          15,275         218,802
  Write-off of acquisition costs                  --              --              --              --         461,000
  Other, net                                      --              --              --              --          (1,500)
                                        ------------    ------------    ------------    ------------    ------------

    Net Loss                            $    (11,383)   $    (37,888)   $    (26,232)   $    (59,800)   $ (1,441,882)
                                        ============    ============    ============    ============    ============


Basic and Diluted Earnings (Loss) per
  Common Share                          $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                        ============    ============    ============    ============


Weighted-Average Common Shares
  Outstanding                             15,500,000      15,500,000      15,500,000      15,500,000
                                        ============    ============    ============    ============



 See accompanying notes to financial statements.

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   FOR THE PERIOD
                                                                                  FROM SEPTEMBER 12,
                                                                                   1996 (INCEPTION)
                                                       SIX MONTHS ENDED JUNE 30,   THROUGH JUNE 30,
                                                       --------------------------    -----------
                                                           2002           2001           2002
                                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET INCOME (LOSS)                                    $   (26,232)   $   (59,800)   $(1,441,882)
                                                       -----------    -----------    -----------

Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Value of stock options granted below fair value              --             --        233,000
   Write-off of other receivables                               --         15,275        220,686
   Write-off of acquisition costs                               --             --        461,000
   Changes in operating assets and liabilities
   Prepaid expenses                                          9,835         46,465             --
   Other receivables                                            --             --             --
   Accounts payable and accrued expenses                    15,728           (564)       191,411
                                                       -----------    -----------    -----------
      NET CASH USED BY OPERATING ACTIVITIES                   (669)        (1,376)      (335,784)
                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable                                 --         (2,292)      (481,243)
   Proceeds from notes receivable                               --             --        260,557
   Fees paid on fibre-optic cable network investment            --             --       (461,000)
   Redemption of certificate of deposit                         --             --             --
                                                       -----------    -----------    -----------

NET CASH USED BY INVESTING ACTIVITIES                           --         (2,292)      (681,686)
                                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Initial Capitalization                                       --             --         51,000
   Issuance of common stock                                     --             --        950,000
   Payments of note payable                                     --             --             --
   Advances from related party                                  --             --             --
                                                       -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       --             --      1,017,548
                                                       -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                               (669)          (376)            78

CASH AT BEGINNING OF PERIOD                                    748          1,340             --
                                                       -----------    -----------    -----------

CASH AT END OF PERIOD                                  $        78    $     1,340    $        78
                                                       ===========    ===========    ===========

CASH PAID DURING THE PERIOD FOR INTEREST               $        --    $        --    $    16,046


                 See accompanying notes to financial statements.

                       NEWCOM INTERNATIONAL, INC.
                         (A BLANK-CHECK COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 2002
                               (UNAUDITED)

1.       HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

NewCom International Inc. ("NewCom" or the "Company") was incorporated in Nevada in September 1996 under the name of AgriNet, Inc. In October 1996, NewCom amended its Articles of Incorporation to change its name to Philio Management Company, Inc. On April 19, 2000, the Articles of Incorporation were amended to change the name to NewCom International Inc.

NewCom's activities to date have focused primarily on incorporation activities and the identification of potential operating opportunities or acquisitions targets. Since NewCom has not yet commenced any principal operations and has not yet earned significant revenues, NewCom is considered to be a "blank- check" company.

SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements
--------------------------------------

The interim financial data as of June 30, 2002, and for the three months and six months ended June 30, 2002 and 2001, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2002, and the results of its operations and cash flows for the three months and six months ended June 30, 2002 and 2001.

Management Estimates
--------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management during the interim periods presented relate to realizability of notes receivable.

Going Concern and Management's Plans
------------------------------------

NewCom has a history of losses, has not commenced significant operations, and has limited financial resources. Such matters raise substantial doubt about NewCom's ability to continue as a going concern. Management's plans with respect to these conditions are to continue searching for additional sources of capital and new operating opportunities. There are no assurances that management will be successful in these efforts. In the interim, NewCom will continue operating with minimal overhead and key administrative and management functions, which are provided by consultants. Accordingly, the accompanying financial statements have been presented under the assumption NewCom will continue as a going concern. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

                       NEWCOM INTERNATIONAL, INC.
                         (A BLANK-CHECK COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 2002
                               (UNAUDITED)


2.       NOTES RECEIVABLE

In September 1999, NewCom entered into an agreement with an unaffiliated company to acquire an 8%, note receivable of an unrelated party with a face value of $500,000, originally due March 1, 1999 for $472,000 cash. The note was secured by 500,000 shares of common stock of Oasis Resorts International, Inc. ("Oasis"). The issuer of the note subsequently filed for bankruptcy. NewCom entered into an agreement with NewBridge in November 1999 to exchange the note for $472,000 in receivables due from nine (9) unrelated corporations and four
(4) individuals. Additionally, NewBridge and NewCom agreed to cross guarantees whereby NewBridge has agreed to guarantee that NewCom will collect a minimum of $472,000 on the substituted receivables or from liquidation of the collateral. The Oasis shares subsequently became worthless. In November 2001, NewCom entered into an agreement with NewBridge whereby NewBridge pledged as collateral for these notes 500,000 shares of BioSecure Corp. ("BioSecure") (formerly Yes Clothing Company) to satisfy its guarantee obligation. Management did not place a value on such pledge since the pledge was not an absolute transfer of such shares and the shares rapidly declined in value. NewBridge currently lacks sufficient capital to satisfy these notes. Management has evaluated the realizability of these notes receivable and has written off $218,802 as an impairment of such notes prior to December 31, 2000. The following table shows notes receivable as of June 30, 2002:



                                 Balance at                        Balance at
                                   June 30,        Amounts          June 30,
Due From                             2002          Reserved           2002
--------------------------     -------------     -------------    ----------
Casino Management of           $    100,000      $  (100,000)     $        -
America, Inc.
Cleopatra World, Inc.                 3,671           (3,671)              -
BioSecure, Inc.                       3,088           (3,088)              -
Dragon King, Inc.                     1,992           (1,992)              -
F.G. Luke                            66,218          (66,218)              -
Other                                43,833          (43,833)              -
                               -------------     -------------    ----------
Totals                         $    218,802      $  (218,802)     $        -
                               =============     =============    ==========

3.       COMMITMENTS AND CONTINGENCIES

Effective October 1, 1999, NewCom entered into an Advisory and Management Agreement (the "Agreement") with NuVen Advisors Limited Partnership ("NuVen" or the "Advisor"). In April 2001, the Agreement, and the amount due were assigned to NewBridge Capital, Inc. ("NewBridge") by NuVen. The agreement was terminated effective July 1, 2002. Pursuant to the terms of this agreement, NewCom was required to pay $3,500 per month, plus expenses, in exchange for Advisor's assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, NewCom was required to pay a fee equal to 10% of the asset value or investment made in NewCom resulting from Advisor's efforts, and a transaction fee (as defined) equal to 5% of the proceeds received by NewCom in connection with a sale of its assets. In addition, NewCom was granted a fully vested option to NuVen to purchase 500,000 shares of NewCom's common stock at $0.50 per share, which expires fivr (5) years from the date of grant. Using the Black-Scholes valuation model to value these options, assuming a volatility of 50%, an expected life of 5 years and a risk-free interest rate of 6.0%, per annum, NewCom valued these options at $233,000. Since these options are fully vested, such value was charged to operations for the year ended December 31, 1999. The Agreement had an initial term of five years. No amounts were due to NewBridge at June 30, 2002 (see Note 2).

NewCom's board of directors have approved consulting agreements during 2002 and subsequent thereto, which provide for cash or stock compensation, or both. The agreements generally may be terminated at any time after one year. NewCom's chief executive intends to retain these individuals for the foreseeable future. See Note 4 for further discussion.

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

4.       SHAREHOLDER TRANSACTIONS

PREFERRED STOCK

NewCom has 25,000,000 shares of $.001 par value preferred stock authorized with none outstanding. No issuances of preferred stock have been made by the board of directors.

COMMON STOCK

In 1999, NewCom issued 9.5 million shares of its common stock for $0.10 per share in exchange for 10% promissory notes totaling $950,000. The value of NewCom's common stock was determined based on the intrinsic value as a blank-check company. In September 1999, the notes were acquired by NuVen for $950,000 in cash.

On July 1, 2002, Newcom entered into an agreement with a consultant to provide shareholder and proxy services and act as the interim corporate secretary. The agreement provides for a quarterly fee of $13,500. The Company has been unable to pay the fee. Accordingly, the amount due is included in accrued expenses in the accompanying balance sheet. In addition to the compensation agreement described above, the Company has granted the consultant an option to purchase 750,000 shares of the Company's common stock, in three (3) 250,000 increments at exercise prices of $0.15, $0.30 and $0.45 per share. The options were fully vested at the date of grant and expire in June 2007.

In July 2002, the Company entered into an agreement with a consultant for debt resolution and dispute services to be performed. The Company agreed to compensate this consultant with a quarterly fee of $7,500 payable in cash. In addition to the cash compensation, the Company agreed to pay a success fee equal to the Company has granted the consultant an option to purchase 750,000 shares of the Company's common stock, in three (3) 250,000 increments at exercise prices of $0.15, $0.30 and $0.45 per share. The options were fully vested at the date of grant and expire in June 2007.

In July 2002, the Company entered into a consulting agreement for advisory services agreement with a consultant. The Company agreed to compensate this consulting by granted the consultant an option to purchase 750,000 shares of the Company's common stock, in three (3) 250,000 increments at exercise prices of $0.15, $0.30 and $0.45 per share. The options were fully vested at the date of grant and expire in June 2007.

In July 2002, the Company entered into an agreement with a consultant for accounting and financial reporting services to be performed. The Company agreed to compensate the consultant with a quarterly fee of $15,000 payable in cash. The Company committed to issue 500,000 shares of common stock under the 2002 Stock Plan for the completion of certain filings with the Securities and Exchange Commission. However, these shares are not contingent upon any future events. The shares have been assigned a fair value of $15,000 based on the market price of the stock at the time of commitment to provide services and are included in general and administrative expenses in the accompanying statement of operations. The Company has been able to pay the cash portion of the fee. Accordingly, the amount due is included in accrued expenses in the accompanying balance sheet. The committed shares have not yet been issued.

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

4.       SHAREHOLDER TRANSACTIONS (CONTINUED)

In December 2002, the Company entered into an agreement with a consultant to assist the Company with corporate image services in an effort to make NewCom more attractive to business partners in areas of marketing and advertising. There is no cash compensation under this agreement. However, the Company agreed to issue 1,000,000 shares of common stock under the 2002 Stock Plan. However, these shares are not contingent upon any future events. The shares have been assigned a fair value of $10,000 based on the market price of the stock at the time of commitment to provide services and are to be included in general and administrative expenses in the accompanying statement of operations. The committed shares have not been issued.

In January 2003, the Company entered into an agreement with counsel for legal services to be performed. In addition to the fees payable under the agreement, the Company agreed to issue 500,000 shares of common stock under the 2002 Stock Plan. The shares have been assigned a fair value of $5,000. The Company has not issued these shares.

In April 2003, the Company entered into an agreement with a consultant for communications services. The Company agreed to compensate the consultant with 550,000 shares of common stock. The shares have been assigned a fair value of $5,500. The Company has not issued these shares.

2002 Stock Plan
---------------

In July 2002, the board of directors of the Company authorized 17,000,000 shares common stock to be issued to officers, directors and consultants of NewCom (the "2002 Stock Plan"). This amount is subject to adjustment in the event of a merger, consolidation, other reorganization, recapitalization, reclassification, combination of shares, stock split-up, or stock dividend; however, a reverse stock split by NewCom shall not affect or result in any reduction in the number of shares remaining 2002 Stock Plan at the effective time of such reverse stock split.

Stock Options
-------------

As described above, options to acquire 2,250,000 shares have been granted at exercise prices, which begin at $0.15 each for the 750,000 shares, $0.30 each for 750,000 shares, and $0.45 each for 750,000 shares. The options fully vest on the date of grant and expire five (5) years from the date of grant (July 1, 2002). Management of the Company evaluated the value of the options granted to consultants in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation." The market value of the shares at the date of grant was approximately $0.03 per share. In accordance with SFAS 123 and FIN 44, the Company will record a charge of $59,997 to operations as a result of these grants using the Black-Scholes valuation model for the year ending December 31, 2002.

The fair value of these options and warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2002: dividend yield of 0%; expected volatility of 180%; risk-free interest rate of 4.0%; and expected life of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

4.       SHAREHOLDER TRANSACTIONS (CONTINUED)

Other Equity Transactions
-------------------------

As of December 31, 1999, NewCom was indebted to five (5) individuals and entities for a total of $57,111 for services rendered. During 2001, an officer and a major shareholder satisfied the liability with personal shares of NewCom's common stock. The amount has been reflected in the accompanying financial statements as a contribution of capital during the year ended December 31, 2001.

5.       RELATED PARTY TRANSACTIONS

Effective October 6, 1999, NewCom entered into a note payable with an officer of NewCom in exchange for advances made to NewCom. The note bears interest at 9.0%, per annum, expired on August 13, 2002, and is due on demand. The accrued interest is included in accrued expenses in the accompanying financial statements.

In May 2001, NewCom paid NewBridge Capital Inc. ("NewBridge") $258,000, of which $75,000 was for services rendered in preparation of its Form 10-SB and amendments with the Securities and Exchange Commission, among other services. The balance was used for advisory fees and corporate expenses. Newbridge ceased providing services to NewCom effective July 1, 2002.

On July 1, 2002, NewCom entered into an advisory and directors fee agreement with Mr. Walter Grieves, its newly appointed president and member of its board of directors. The agreement provides for quarterly compensation of $13,500. The Company has not had sufficient capital to pay the cash portion of the fee. Accordingly, the unpaid amount due is included in accrued expenses in the accompanying financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         In October 1999, NewCom entered into an Advisory and Management Agreement with NuVen. NuVen is primarily an advisory company with interests in companies under management and is not a broker dealer. Pursuant to the terms of the Advisory Agreement, NewCom is required to pay $3,500 per month, plus expenses, in exchange for assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, Nuven was granted an option to purchase 500,000 shares at an exercise price of $0.50 per share. The Advisory Agreement was assigned to NewBridge in April 2000. As part of the Agreement, NewBridge is to attempt to seek potential operating businesses and business opportunities with the intent to acquire or merge with such businesses with NewCom. As of this date, these attempts have been unsuccessful, and the Advisory Agreement was terminated in July, 2002; however, as of the date of this report, the option remains outstanding.

         In July 2002, NewCom retained Walter Grieves as its new chief executive officer and a director. In 2002, NewCom also retained various consultants to provide business consulting services, develop enhanced stockholder communications systems, corporate imaging, renegotiate outstanding liabilities, and provide accounting and financial services.

LIQUIDITY AND CAPITAL RESOURCES, GOING CONCERN

         NewCom has not commenced significant operations, and has limited liquid resources. Such matters raise substantial doubt about NewCom's ability to continue as a going concern. During fiscal 2000, NewCom collected $261,000 of the original $472,000 balance of notes receivable. Management accrued interest of $6,000 and wrote-off as uncollectible $2,000. The balance due at December 31, 2000 was $215,000. Management used the monies to prepay NewBridge for future services and expenses in the amount of $258,000. During 2000 and 2001, NewBridge has billed or expended substantially all of these amounts. NewCom has unsuccessfully attempted to seek recovery of amounts due under the NewBridge guarantee. Management sent a demand letter in November 2001 to NewBridge requesting payment or collateral on its guarantee of these notes as no payments were received during the year 2001. As a result of this demand, NewCom entered into an agreement with NewBridge whereby NewBridge pledged collateral for these notes, 500,000 shares of BioSecure Corp. ("BioSecure") (formerly Yes Clothing Company) to satisfy its guarantee obligation. The market value of the shares at the time of the agreement was $.55 per share; however, subsequent to the pledge, the market value declined to less than $0.01 per share. NewBridge currently lacks sufficient liquid assets to satisfy these notes. An allowance for this amount has been made based largely on the current inability of NewBridge to satisfy its obligation to guarantee the receivables. Management evaluated the realizability of the collection of these receivables and wrote off as uncollectible $219,000. The lack of collections of these receivables has caused NewCom to delay in pursuing acquisition targets and to file its annual report on Form 10-KSB late.

         Since NewCom wrote off these receivables, it has financed its activities through advances made by a related party. NewCom's chief executive officer has relied on commitments of cash and stock compensation as a means to attract necessary consultants to ensure that NewCom's operations continue, and provide for necessary accounting and legal services in an effort to make its filings with the Securities and Exchange Commission. In addition, certain communication, proxy, debt resolution and corporate image services have been retained in an effort to attract business opportunities. Management expects it will be necessary for NewCom to borrow funds or raise funds through a equity or debt offering to conduct its current operations during the next twelve (12) months. Management has attempted to keep its overhead as low as possible, and further reduce its overhead in 2002. In the event NewCom identifies an acquisition target, additional funds will most likely be required for NewCom to operate and remain viable. This adds an additional element of risk to investors and/or an operating company which may ultimately be acquired. The financial statements have been presented under the assumption NewCom will continue as a going concern. No adjustments have been made to the financial statements as a result of NewCom's liquidity uncertainty.

NewCom has no material commitments for capital expenditures and no commitments for additional equity or debt financing.

CRITICAL ACCOUNTING POLICIES

Accounting principles generally accepted in the United States ("GAAP") requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and expense amounts reported. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on limited historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. Significant estimates made relate to the recoverability of the notes receivable. NewCom provided a full allowance for our receivables in the amount of approximately $218,000. NewCom management is unsure if any amounts will be recovered in the near future.

Management must make estimates of valuations of common stock and common stock purchase options, using Black-Scholes valuation model. Valuations could be significantly different using other valuation techniques.

REVERSE ACQUISITION ACCOUNTING

In the event NewCom acquires an operating company, which generally results in a change in control of NewCom, the acquisition will be accounted for as a recapitalization of the operating company, whereby, the assets and liabilities of NewCom will be recorded at fair value, with no goodwill being attributable to NewCom, since NewCom has no trade or business and has no intangible assets. The assets and liabilities of the operating company, which subsequently maintains control of NewCom, will be recorded at their historical bases.

ITEM 3 - CONTROLS AND PROCEDURES

         Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to Excalibur and its consolidated subsidiaries is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - CHANGES IN SECURITIES

         (a)      None.

         (b)      None.

         (c)      None.

         (d)      None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION


Effective June 26, 2002, David Lo resigned as a director and officer of NewCom. On June 30, 2002, the remaining board appointed Walter Grieves as a director of NewCom, and further appointed Mr. Grieves as the President and Chief Executive Officer of NewCom.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit
                  -------

   Item No.      Description                                                 Method of Filing
------------     -------------------------------------------------------     ---------------------------------
   99.1          Chief Executive Officer Certification pursuant to 18        Filed electronically herewith.
                 U.S.C.ss.1350 adopted pursuant to Section 906 of the
                 Sarbanes Oxley Act of 2002

   99.2          Chief Financial Officer Certification pursuant to 18        Filed electronically herewith.
                 U.S.C. ss. 1350 adopted pursuant to Section 906 of
                 the Sarbanes Oxley Act of 2002



         (b)     Reports on Form 8-K
                 -------------------

                 None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NewCom International, INC.


October 23, 2003                    /s/ Walter Grieves
                                    -------------------------------------------
                                    Walter Grieves
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

October 23, 2003                    /s/ Walter Grieves
                                    -------------------------------------------
                                    Walter Grieves
                                    President and Chief Executive Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

                                  CERTIFICATION

I, WALTER GREIVES, CERTIFY THE FOLLOWING:

         1. I have reviewed this quarterly report on Form 10-QSB of NewCom International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of NewCom International, Inc. as of, and for, the periods presented in this quarterly report;

         4. NewCom International, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for NewCom International, Inc. and we have done the following:

                  a. designed such disclosure controls and procedures to ensure that material information relating to NewCom International, Inc. is made known to us by others within the Company, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of NewCom International, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. NewCom International, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to NewCom International, Inc.'s auditors and the audit committee of NewCom International Inc.'s board of directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect NewCom International, Inc.'s ability to record, process, summarize and report financial data and have identified for NewCom International, Inc.'s auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in NewCom International, Inc.'s internal controls; and

         6. NewCom International, Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


October 23, 2003                          /s/ Walter Grieves
                                          -------------------------------------
                                          Walter Grieves
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)

                                  CERTIFICATION

I, WALTER GRIEVES, CERTIFY THE FOLLOWING:

         1. I have reviewed this quarterly report on Form 10-QSB of NewCom International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of NewCom International, Inc. as of, and for, the periods presented in this quarterly report;

         4. NewCom International, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for NewCom International, Inc. and we have done the following:

                  a. designed such disclosure controls and procedures to ensure that material information relating to NewCom International, Inc. is made known to us by others within the Company, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of NewCom International, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. NewCom International, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to NewCom International, Inc.'s auditors and the audit committee of NewCom International Inc.'s board of directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect NewCom International, Inc.'s ability to record, process, summarize and report financial data and have identified for NewCom International, Inc.'s auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in NewCom International, Inc.'s internal controls; and

         6. NewCom International, Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


October 23, 2003                           /s/ Walter Grieves
                                           ------------------------------------
                                           Walter Grieves
                                           President and Chief Executive Officer
                                           (Principal Financial Officer)