Form 10QSB
period 2002-09-30
NEWCOM INTERNATIONAL INC
filed 2003-10-24
CIK 1058553

================================================================================



                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  to


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

                               -------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 10, 2003, 15,500,000 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes        No      X
                                                       -----      -------

================================================================================

PART 1: FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                                    NEWCOM INTERNATIONAL, INC.
                                     (A Blank Check Company)
                                          Balance Sheet
                                           (Unaudited)

                                     ASSETS
Current Assets                                                                 September 30,
                                                                                  2002
                                                                               -----------
   Cash and cash equivalents                                                   $        51
                                                                               -----------
         Total Current Assets                                                           51

                 Total Assets                                                  $        51
                                                                               ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                                      $   154,213
    Note payable to related party
                                                                                    62,448
                                                                               -----------
         Total Current Liabilities
                                                                                   216,661
                                                                               -----------

Stockholders' Equity (Deficit)
    Preferred stock, $0.001, par value, 25,000,000 shares authorized,  no
     shares issued or outstanding                                                       --
    Common  stock, $0.001  par  value, 100,000,000 shares authorized
     15,500,000 shares issued and outstanding                                       15,500
    Additional paid-in capital                                                   1,370,607
    Deficit accumulated as a blank-check company                                (1,602,717)
                                                                               -----------
          Total Stockholders' Equity (Deficit)                                    (216,610)
                                                                               -----------

                 Total Liabilities and Stockholders' Equity (Deficit)          $        51
                                                                               ===========


                See accompanying notes to financial statements.

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank Check Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                     For the Period
                                                                                                                     from September
                                                                                                                        12, 1996
                                                                                                                      (Inception)
                                                       Three Months Ended               Nine Months Ended               through
                                                           September 30,                   September 30,              September 30,
                                                  -----------------------------     -----------------------------     ------------
                                                      2002             2001             2002             2001             2002
                                                  ------------     ------------     ------------     ------------     ------------
Operating Expenses:
Management and Consulting Fees                    $      3,500     $     10,500     $     24,500     $     31,500     $    477,000
General & Administrative Expenses                      155,898           11,790          159,725           34,782          439,545
                                                  ------------     ------------     ------------     ------------     ------------
Total Operating Expenses                               159,398           22,290          184,225           66,282          916,545
                                                  ------------     ------------     ------------     ------------     ------------
Operating Income (Loss)                               (159,398)         (22,290)        (184,225)         (66,282)        (916,545)
Other Expenses (Income)
Interest expense                                         1,436            1,436            1,436            4,262           28,293
Interest (income)                                           --           (1,165)          (1,405)          (3,456)         (20,424)
Write-off of other receivables                              --           15,275               --           30,550          218,802
Write-off of acquisition costs                              --               --               --               --          461,000
Other, net                                                  --               --               --               --           (1,500)
                                                  ------------     ------------     ------------     ------------     ------------
         Net Income (Loss)                        $   (160,834)    $    (37,836)    $   (187,066)    $    (97,638)    $ (1,602,717)
                                                  ============     ============     ============     ============     ============

Basic and Diluted  Earnings  (Loss) per Common
Share                                             $       (.01)    $       (.00)    $       (.01)    $       (.01)    $       (.10)
                                                  ============     ============     ============     ============     ============

Weighted-Average Common Shares Outstanding          15,500,000       15,500,000       15,500,000       15,500,000       15,500,000
                                                  ============     ============     ============     ============     ============

                 See accompanying notes to financial statements.

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank Check Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                              For the Period from
                                                                                               September 12, 1996
                                                                                              (Inception) through
                                                             Nine Months Ended September 30,      September 30,
                                                             ------------------------------        -----------
                                                                 2002               2001               2002
                                                             -----------        -----------        -----------
Cash Flows from Operating Activities:
     Net Income (Loss)                                       $  (187,066)       $   (97,638)       $(1,603,717)
                                                             -----------        -----------        -----------
     Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
      Value of stock options granted below fair value                 --                 --            233,000
      Compensation expense on stock options granted
         to consultants                                           94,995                 --             94,995
      Write-off of other receivables                                  --             30,550            220,686
      Write-off of acquisition costs                                  --                 --            461,000
      Changes in operating assets and liabilities
      Prepaid expenses                                             9,835             65,865                 --
      Other receivables                                               --                 --                 --
      Accounts payable and accrued expenses                       81,540             (3,412)           189,847
                                                             -----------        -----------        -----------

Net Cash Used by Operating Activities                               (696)            (4,635)          (404,189)
                                                                                -----------        -----------

Cash Flows from Investing Activities:
     Increase in notes receivable                                     --             (3,456)          (481,243)
     Proceeds from notes receivable                                   --                 --            260,557
     Fees paid on fibre-optic cable network investment                --                 --           (461,000)
     Redemption of certificate of deposit                             --                 --                 --
                                                             -----------        -----------        -----------

Net Cash Used by Investing Activities                                 --             (3,456)          (681,686)
                                                             -----------        -----------        -----------

Cash Flows from Financing Activities:
     Initial Capitalization                                           --                 --             51,000
     Issuance of common stock                                         --                 --            950,000
     Payments of note payable                                         --                 --                 --
     Advances from related party                                      --                 --             62,448
                                                             -----------        -----------        -----------

Net Cash Provided by Financing Activities                             --                 --          1,085,926
                                                             -----------        -----------        -----------

                  Net Increase (Decrease) in Cash                   (669)            (1,267)                78

         Cash at Beginning of Period                                 748              1,340                 --
                                                             -----------        -----------        -----------

                  Cash at End of Period                      $        51        $        73        $        78
                                                             ===========        ===========        ===========

Cash Paid During the Period for Interest                     $        --        $        --        $    16,046

                 See accompanying notes to financial statements.

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

Significant Accounting Policies

Unaudited Interim Financial Statements

The interim financial data as of September 30, 2002, and for the three months and nine months ended September 30, 2002 and 2001, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2002, and the results of its operations and cash flows for the three months and nine months ended September 30, 2002 and 2001.

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

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)

2. Notes Receivable

In September 1999, NewCom entered into an agreement with an unaffiliated company to acquire an 8%, note receivable of an unrelated party with a face value of $500,000, originally due March 1, 1999 for $472,000 cash. The note was secured by 500,000 shares of common stock of Oasis Resorts International, Inc. ("Oasis"). The issuer of the note subsequently filed for bankruptcy. NewCom entered into an agreement with NewBridge in November 1999 to exchange the note for $472,000 in receivables due from nine (9) unrelated corporations and four
(4) individuals. Additionally, NewBridge and NewCom agreed to cross guarantees whereby NewBridge has agreed to guarantee that NewCom will collect a minimum of $472,000 on the substituted receivables or from liquidation of the collateral. The Oasis shares subsequently became worthless. In November 2001, NewCom entered into an agreement with NewBridge whereby NewBridge pledged as collateral for these notes 500,000 shares of BioSecure Corp. ("BioSecure") (formerly Yes Clothing Company) to satisfy its guarantee obligation. Management did not place a value on such pledge since the pledge was not an absolute transfer of such shares and the shares rapidly declined in value. NewBridge currently lacks sufficient capital to satisfy these notes. Management has evaluated the realizability of these notes receivable and has written off $218,802 as an impairment of such notes prior to December 31, 2000. The following table shows notes receivable as of September 30, 2002:

                              Balances at                            Balances at
                              September                              September 30,
Due From                      30, 2002          Amounts Reserved     2002
--------------------------    --------------    -----------------    ---------------
Casino    Management   of     $     100,000     $     (100,000)      $         -
America, Inc.
Cleopatra World, Inc.                 3,671             (3,671)                -
BioSecure, Inc.                       3,088             (3,088)                -
Dragon King, Inc.                     1,992             (1,992)                -
F.G. Luke                            66,218            (66,218)                -
Other                                43,833            (43,833)                -
                              --------------    -----------------    ---------------
Totals                        $     218,802     $   (218,802)        $         -
                              ==============    =================    ===============


3. Commitments and Contingencies

Effective October 1, 1999, NewCom entered into an Advisory and Management Agreement (the "Agreement") with NuVen Advisors Limited Partnership ("NuVen" or the "Advisor"). In April 2001, the Agreement, and the amount due were assigned to NewBridge Capital, Inc. ("NewBridge") by NuVen. The agreement was terminated effective July 1, 2002. Pursuant to the terms of this agreement, NewCom was required to pay $3,500 per month, plus expenses, in exchange for Advisor's assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, NewCom was required to pay a fee equal to 10% of the asset value or investment made in NewCom resulting from Advisor's efforts, and a transaction fee (as defined) equal to 5% of the proceeds received by NewCom in connection with a sale of its assets. In addition, NewCom was granted a fully vested option to NuVen to purchase 500,000 shares of NewCom's common stock at $0.50 per share, which expires fivr (5) years from the date of grant. Using the Black-Scholes valuation model to value these options, assuming a volatility of 50%, an expected life of 5 years and a risk-free interest rate of 6.0%, per annum, NewCom valued these options at $233,000. Since these options are fully vested, such value was charged to operations for the year ended December 31, 1999. The Agreement had an initial term of five years. No amounts were due to NewBridge at September 30, 2002 (see Note 2).

NewCom's board of directors have approved consulting agreements during 2002 and subsequent thereto, which provide for cash or stock compensation, or both. The agreements generally may be terminated at any time after one year. NewCom's chief executive intends to retain these individuals for the foreseeable future. See Note 4 for further discussion.

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

In July 2002, the Company entered into an agreement with a consultant for accounting and financial reporting services to be performed. The Company agreed to compensate the consultant with a quarterly fee of $15,000 payable in cash. The Company committed to issue 500,000 shares of common stock under the 2002 Stock Plan for the completion of certain filings with the Securities and Exchange Commission. However, these shares are not contingent upon any future events. The shares have been assigned a fair value of $15,000 based on the market price of the stock at the time of commitment to provide services and are included in general and administrative expenses in the accompanying statement of operations. The Company has not been able to pay the cash portion of the fee. Accordingly, the amount due is included in accrued expenses in the accompanying balance sheet. The committed shares have not yet been issued.

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)

4. Shareholder Transactions (Continued)

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits.

Item No.   Description                                                  Method of Filing
--------   -----------                                                  ----------------
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


                                NewCom International, INC.


October 23, 2003
                                -------------------------------------------
                                Walter Grieves
                                President and Chief Executive Officer
                                (Principal Executive Officer)

October 23, 2003
                                -------------------------------------------
                                Walter Grieves
                                President and Chief Executive Officer
                                (Principal Financial Officer and Principal
                                Accounting Officer)

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


October 23, 2003
                                        ------------------------------------
                                        Walter Grieves
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

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


October 23, 2003
                                        --------------------------------------
                                        Walter Grieves
                                        President and Chief Executive Officer
                                        (Principal Financial Officer)