Form 10KSB
period 2002-12-31
NEWCOM INTERNATIONAL INC
filed 2003-10-24
CIK 1058553

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________


                        Commission File Number 000-30727

                           NEWCOM INTERNATIONAL, INC.
           (Name of small business issuer as specified in its charter)

               Nevada                                        86-0907027
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                      2102 Business Center Drive, Suite 130
                                Irvine, CA 92612
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (949) 717-0630 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

                               -------------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the most recent fiscal year were $-0-.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $465,000 as of October 10, 2003. No shares of common stock are held by any officer or director, and no person or group owns 10% or more of the outstanding common stock,

         As of October 23, 2003, 15,500,000 shares of our common stock were issued and outstanding.

         Documents Incorporated by Reference:      None.

         Transitional Small Business Disclosure Format:  No.

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS

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

Business of NewCom

         NewCom's activities to date have focused primarily on incorporation and the identification of potential operating opportunities or acquisition targets. NewCom has not yet commenced principal operations or earned significant revenues. NewCom is a blank-check company with virtually no significant operations.

         Management of NewCom continues to attempt to become active and seek potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. NewCom is considered a blank-check company, and due to its status as a "shell" corporation, its principal business purpose is to locate and consummate a merger or acquisition with a private entity. No representation is made or intended that NewCom will be able to carry out its activities profitably.

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

In October 1999, NewCom entered into an Advisory and Management Agreement (the "Advisory Agreement") with NuVen Advisors Limited Partnership ("NuVen" or the "Advisor"). NuVen is primarily an advisory company with interests in companies under management and is not a broker dealer. The Advisory Agreement was assigned to NewBridge Capital, Inc.("NewBridge" or "Advisor") in April 2000. As part of the Agreement, NewBridge is to attempt to seek potential operating businesses and business opportunities with the intent to acquire or merge with such businesses with NewCom. The Advisory Agreement was terminated in July 2002.

         On October 6, 1999, NewCom entered into a note payable with David Lo, President of NewCom, in exchange for advances made to NewCom. The note, for the sum of $62,449, accrues interest at the rate of 9.0% per annum, expired on August 13, 2002 and is due on demand. As of December 31, 2002, this note had not been repaid and has accrued interest in the amount of $17,676. There are no other oral or written agreements or understandings in regards to loans by or for NewCom with its officers, directors, affiliates or lending institutions. Currently, NewCom is not financially able to make loans, but in the future, will determine whether to lend funds based on, but not limited to, financial status, ability to repay, and the effect on the business and operations of NewCom.

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

         In evaluating such potential business opportunities, NewCom will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to NewCom and its stockholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to NewCom may involve new and untested products, processes or market strategies, which may not ultimately prove successful.

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

         Finder's fees or other acquisition related compensation may be paid to officers, directors, promoters or their affiliates in connection with their identification of a suitable merger candidate. Presently, there are no agreements with officers, directors, promoters or their affiliates that include finder's fees or other acquisition related compensation. A finder's fee to be paid would be addressed at the time negotiations begin with the merger candidate. The finder's fee could be a factor in negotiations and whether a merger takes place. Management has not set any limits on finder's fees other than what is considered normal and reasonable under the circumstances. The finder's fee could be paid in cash, securities or a combination thereof.

         In the event that a merger is consummated, it is likely that there will be a change in control, both as to ownership and management. Management reserves the right to negotiate the change of control issue.

         Presently, NewCom cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which NewCom participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of NewCom and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. NewCom may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, NewCom does not intend to participate in opportunities through the purchase of minority stock positions. In any acquisition where NewCom uses its stock to pay for the acquisition, current stockholders' interests would be diluted.

         Further, stockholders of NewCom may not have the opportunity to approve or consent to any particular merger or stock buy-out transaction. NewCom's business plan entails seeking potential operating businesses and opportunities with the intent to acquire or merge with such businesses or opportunities. Under Nevada Revised Statutes and NewCom's Articles of Incorporation and By-Laws, to effect these acquisitions, the Board of Directors has the ability to issue authorized, unissued shares of capital stock in excess of par value without the consent of the stockholders. However, in the event that NewCom becomes listed on a national stock exchange such as the American Stock Exchange, the Nasdaq Small Cap Market or the OTC Bulletin Board, NewCom may be required to obtain stockholder consent to effect these transactions. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of NewCom's affairs.

         Should NewCom complete an acquisition, the current stockholders position in all likelihood will be diluted. Further, in any acquisition where NewCom uses its stock to pay for the acquisition, the current stockholders would be diluted.

         Because to date, NewCom has identified only a few potential acquisition or merger candidates, it currently is unable to evaluate the type and extent of its likely competition. NewCom is aware that there are numerous other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. NewCom will be in direct competition with these other public companies in its search for business opportunities and, due to NewCom's lack of funds, it may be difficult to successfully compete with these other companies. Also, there is no way for NewCom to distinguish itself from other companies in a similar position.

Employees

         As of this date, NewCom does not have any employees other than its sole executive officer and, until such time as NewCom successfully acquires or merges with an operating business, there is no need for employees.

                         Cautionary Statement Concerning
                           Forward-Looking Information

         This annual report and the documents to which we refer you and incorporate into this annual report by reference contain forward-looking statements. In addition, from time to time, we, or our representatives, may make forward-looking statements orally or in writing. These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, potential acquisitions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, the adequacy of our current facilities and our ability to obtain additional space, use of future earnings, and the feature, benefits and performance of our current and future products and services.

         You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," "seek" or "continue" or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including those described in this annual report under the heading "Risk Factors." These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements.

         We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the "bespeaks caution" doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 2.   PROPERTIES

         Although NewCom does not own or control any material property, NewCom will maintain its business address at 2102 Business Center Drive, Suite 130, Irvine, California, 92612.

Item 3.   LEGAL PROCEEDINGS

         NewCom is not and has not been a party to any legal proceedings, nor is NewCom aware of any disputes that may result in legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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


2001                       High Bid                     Low Bid
---------------------------------------------------------------
First quarter               $   0.94                   $    0.15
Second quarter                  0.11                        0.05
Third quarter                   0.05                        0.02
Fourth quarter                  0.02                        0.02

2002                       High Bid                     Low Bid
---------------------------------------------------------------
First quarter               $   0.02                   $    0.02
Second quarter                  0.05                        0.02
Third quarter                   0.03                        0.02
Fourth quarter                  0.01                          --

         As of October 10, 2003, there were approximately 36 record holders of our common stock.

         NewCom  has not paid  cash  dividends  on its  common  stock  since its inception. At the present time, NewCom's anticipated working capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development of its business.

         We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

         Shares eligible for future sale could depress the price of our common stock, thus lowering the value of your investment. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

         Our operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

         Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2002:

                                                (a)                        (b)                         (c)
------------------------------------    ---------------------    ----------------------     ------------------------
Plan Category                                Number of             Weighted-average          Number of securities
                                          securities to be         exercise price of          remaining available
                                            issued upon          outstanding options,         for future issuance
                                            exercise of           warrants and rights            under equity
                                            outstanding                                       compensation plans
                                         options, warrants                                   (excluding securities
                                             and rights                                       reflected in column
                                                                                                     (a))
------------------------------------    ---------------------    ----------------------     ------------------------
Equity compensation plans approved                   --                      $--                          --
by security holders
Equity compensation plans not                 3,750,000                    $0.18                  13,250,000
approved by security holders (1)
Total                                         3,750,000                    $0.18                  13,250,000

(1) Stock Compensation Plan. Our board of directors adopted our 2002 Stock Compensation Plan on July 1, 2002. The purpose of the plan was to advance the best interests of NewCom by providing its employees, directors, and other persons associated with NewCom with additional incentive and by increasing their proprietary interest in the success of NewCom. The plan also encourages those employees to maintain their relationship with us.

         We may make grants of stock or stock options under the plan. The total number of shares of the Company available for grants of stock options or stock is 17,000,000. This amount is subject to adjustment in the event of a merger, consolidation, other reorganization, recapitalization, reclassification, combination of shares, stock split-up, or stock dividend; however, the amount of shares available under the plan is not subject to adjustment in the event of a reverse stock split, i.e. a reverse stock split by NewCom shall not affect or result in any reduction in the number of plan shares remaining in the Plan at the effective time of such reverse stock split.

         The plan is administered by our board of directors, and if established, a compensation committee of the board of directors. The board (or committee) has the power and authority to grant stock options and common stock, determine who will be granted stock options and common stock and the time or times those selected persons will be granted stock or may exercise all or any part of their stock options. The board (or committee) also determines the number of shares to be granted or to be subject to each option, the purchase price of the shares of common stock covered by each option and the method of payment of such price. The board (or committee) also has the authority to construe and interpret the plan, establish rules and regulations, and perform all other acts, including the delegation of administrative responsibilities it believes reasonable and proper.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

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

         In July 2002, NewCom retained Walter Grieves as its new chief executive officer and a director. In 2002, NewCom also retained various consultants to provide business-consulting services, develop enhanced stockholder communications systems, corporate imaging, renegotiate outstanding liabilities, and provide accounting and financial services.

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

         Since NewCom wrote off these receivables, it has financed its activities through advances made by a related party. NewCom's chief executive officer has relied on commitments of cash and stock compensation as a means to attract necessary consultants to ensure that NewCom's operations continue, and provide for necessary accounting and legal services in an effort to make its filings with the Securities and Exchange Commission. In addition, certain communication, proxy, debt resolution and corporate image services have been retained in an effort to attract business opportunities. Management expects it will be necessary for NewCom to borrow funds or raise funds through an equity or debt offering to conduct its current operations during the next twelve (12) months. Management has attempted to keep its overhead as low as possible, and further reduce its overhead in 2002. In the event NewCom identifies an acquisition target, additional funds will most likely be required for NewCom to operate and remain viable. This adds an additional element of risk to investors and/or an operating company that may ultimately be acquired. The financial statements have been presented under the assumption NewCom will continue as a going concern. No adjustments have been made to the financial statements as a result of NewCom's liquidity uncertainty.

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

Item 7.  FINANCIAL STATEMENTS

         Our financial statements and related notes are contained on pages F-1 to F-16 of this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On July 24, 2003, the firm of McKennon, Wilson & Morgan LLP was dismissed as independent auditors of NewCom. The accounting firm of Pohl, McNabola, Berg & Company was engaged by NewCom to serve as the principal accountants to audit NewCom's financial statements.

         The audit reports of McKennon, Wilson & Morgan LLP for either of the years ended December 31, 2000 and 2001 did not contain an adverse opinion nor a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles. However, the audit reports of McKennon, Wilson & Morgan LLP for were qualified or modified as to uncertainty as follows:

         "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses, and it has excess current liabilities over current assets, as well as a shareholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 2000 and 2001, and in the subsequent periods preceding the release of McKennon, Wilson & Morgan LLP, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of McKennon, Wilson & Morgan LLP, would have caused McKennon, Wilson & Morgan LLP to make references to such matters in their reports.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

         Our executive officers and directors, the positions held by them, and their ages are as follows:

     Name               Age     Position
     ----               ---     --------
Walter Grieves          30      Chairman  of  the  Board  of  Directors,
                                President  and  Chief Executive Officer

         Walter Grieves is the Chairman of the Board and our President and Chief Executive Officer. Mr. Grieves received a Bachelor's degree from the University of California Berkeley in 1997. He then went to work for Research
Magazine/Multex, Inc. as Sales Director for ADR's. His clients included Citibank, Bank of New York, J.P. Morgan, and Daimler Benz. In 1999, Mr. Grieves passed the Securities Licensing Exam and went to work for Morgan Stanley Dean Witter in Wailuku Maui. In 2000, Mr. Grieves went to work for PCH Securities in San Diego as an Institutional Equity Trader. From 2001 until present, Mr. Grieves served as a consultant, officer, and director to several public companies. Many of these companies were on the verge of bankruptcy and his efforts were in a restructuring capacity. Companies he worked for included Airtech International Group Inc. and U.S. West Homes, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2002, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.


Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2002, 2001 and 2000.

                                       Annual Compensation (1)                     Long-Term Compensation
                         --------------------------------------------------------------------------------------
                                                                                               Common Shares        All
                                                                               Restricted       Underlying         Other
                                                              Other Annual        Stock       Options Granted     Compen
   Name and Position       Year     Salary         Bonus      Compensation     Awards ($)       (# Shares)        -sation
----------------------------------------------   ------------------------------------------- ------------------ ------------
Walter Grieves             2002     $27,000         -0-             $18,000        -0-                 --           -0-
Chairman, President and    2001       -0-           -0-            -0-             -0-                -0-           -0-
Chief Executive Officer    2000       -0-           -0-            -0-             -0-                -0-           -0-

David Lo                   2002       -0-           -0-            -0-             -0-                 --           -0-
Former President and       2001       -0-           -0-            -0-             -0-                -0-           -0-
Chief Executive Officer    2000       -0-           -0-            -0-             -0-                -0-           -0-


(1) Mr. Grieves receives an annual salary of $54,000 and receives $36,000 as a Director's Fee. All amounts have been accrued.

Option Grants and Exercises


         The following tables summarize option grants and exercises during the fiscal year ended December 31, 2002 to or by each of the executive officers named in the Summary Compensation Table above, and the potential realizable value of the options held by such persons at December 31, 2002.

                                                            Option/SAR Grants in 2002 Fiscal Year
                                                                      Individual Grants
                                  ------------------------------------------------------------------------------------------
                                       Number of
                                      Securities
                                      Underlying        % of Total Options/SARs       Exercise or
                                     Options/SARs       Granted to Employees in       Base Price
              Name                    Granted (#)             Fiscal Year               ($/sh)           Expiration Date
------------------------------------------------------ ----------------------------------------------- ---------------------
Walter Grieves                               --                    --                     --                    --
Chairman, President and
Chief Executive Officer

David Lo                                     --                    --                     --                    --
Former President and
Chief Executive Officer

         The following table summarizes the value of in-the-money options held at December 31, 2002 by our Chief Executive Officer and each of the executive officers named in the Summary Compensation Table on page _.



                                                     Aggregated Option/SAR Exercises in 2002 Fiscal Year
                                                                And FY-End Option SAR Values
                                  ------------------------------------------------------------------------------------------
                                                                                       Number of
                                                                                      Securities             Value of
                                                                                      Underlying           Unexercised
                                                                                      Unexercised          In-the-Money
                                        Shares                                       Options/SARs          Options/SARs
                                       Acquired                                      at FY-End (#)       at FY-End ($)(1)
                                          on                     Value               Exercisable/          Exercisable/
              Name                   Exercise (#)             Realized (#)           Unexercisable        Unexercisable
------------------------------------------------------ ----------------------------------------------- ---------------------
Walter Grieves                               --                    --                     --                    --
Chairman, President and
Chief Executive Officer

David Lo                                     --                    --                     --                    --
Former President and
Chief Executive Officer

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Currently, no officers or directors own any stock in NewCom and there are no stockholders who own directly or indirectly five percent (5%) or more of the outstanding common stock.

         Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from October 23, 2003, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within October 23, 2003.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective October 1, 1999, NewCom entered into an Advisory and Management Agreement (the "Advisory Agreement") with NuVen. NuVen is primarily an advisory company with interests in companies under management and is not a broker dealer. The Advisory Agreement was assigned to NewBridge Capital,
Inc.("NewBridge or Advisor") in April 2000. Pursuant to the terms of the Advisory Agreement, NewCom is required to pay $3,500 per month, plus expenses, in exchange for assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, Nuven was granted an option to purchase 500,000 shares at an exercise price of $0.50 per share. The Advisory Agreement was assigned to NewBridge in April 2000. The Advisory Agreement was terminated in July 2002. Other than the Advisory Agreement and the option, there is no relationship between NewCom and either NuVen or NewBridge; however, NuVen is the holder of notes issued by certain stockholders of NewCom in the aggregate principal amount of $950,000.

         In September 1999, NewCom entered into an agreement with an unaffiliated company to acquire an 8%, note receivable of an unrelated party with a face value of $500,000, originally due March 1, 1999 for $472,000 cash. 500,000 shares of common stock of Oasis Resorts International, Inc. secured the note. The issuer of the note subsequently filed for bankruptcy. NewCom entered into an agreement with NewBridge in November 1999 to exchange the note for $472,000 in receivables due from nine (9) unrelated corporations and four (4) individuals. Additionally, NewBridge and NewCom agreed to cross guarantees whereby NewBridge has agreed to guarantee that NewCom will collect a minimum of $472,000 on the substituted receivables or from liquidation of the collateral. The Oasis shares subsequently became worthless. In November 2001, NewCom entered into an agreement with NewBridge whereby NewBridge pledged as collateral for these notes 500,000 shares of BioSecure to satisfy its guarantee obligation. Management did not place a value on such pledge since the pledge was not an absolute transfer of such shares and the shares rapidly declined in value. NewBridge currently lacks sufficient liquid assets to satisfy these notes. Management wrote-off $218,802 as an impairment of such notes in 2001. Management intends to seek recovery of such amounts from NewBridge when, and if, NewBridge has the ability to pay the obligation to NewCom. There are no assurances that management will receive any of the amounts due to NewCom.

         In May 2000, NewCom paid NewBridge $258,000, of which $75,000 was for services rendered in preparation of its Form 10-SB and amendments with the Securities and Exchange Commission, among other services, and amounts due from NuVen and NewBridge totaling $82,200 for advisory fees and out of pocket expenses. Of such amount paid to NewBridge, $100,800 was accounted for as a prepaid expense at December 31, 2000 to be used for future fees and expenses and charged to operations. During the years ended December 31, 2001 and 2002, respectively $91,000 and $9,800 of fees and expenses were recorded against the prepaid expenses and charged to operations.

         Effective October 6, 1999, NewCom entered into a note payable of $62,449 with an officer of NewCom in exchange for advances made to NewCom. The note bears interest at 9.0% per annum, expired on August 13, 2002, and is due on demand. At December 31, 2002, the amount due, together with interest was $80,125.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit No.   Description
-----------   -----------

3.1(a)        Articles of Incorporation of AgriNet, Inc. (1)

3.1(b) Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations Phileo Management Company (1)

3.1(c) Certificate of Amendment to Articles of Incorporation of NewCom International, Inc. (1)

3.2           By-laws. (1)

4.1           Form of Common Stock Certificate. (1)

10.1 Advisory and Management Agreement between NuVen Advisors, LP and Phileo Management Company, Inc. (1)

10.2          Share Exchange Agreement. (1)

10.3          Fee Agreement for Introduction Services. (1)

10.4          Exchange Agreement. (1)

10.5          Note Purchase Agreement. (1)

10.6 Pledge Agreement of collateral shares between NewBridge Capital and NewCom.

99.1          Additional Exhibits [Nevada Revised Statutes ss.78.7502] (1)

99.2 Certification of Walter Grieves pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Certification of Walter Grieves pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Filed as exhibits to Company's Form 10-SB which was filed with the Commission on May 31, 2000, and incorporated herein by this reference.

(b)      Reports on Form 8-K

         None.

Item 14. CONTROLS AND PROCEDURES.

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

                                   Signatures

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NEWCOM INTERNATIONAL, INC.


                                     By:/s/ Walter Grieves
                                        --------------------------------
                                        Walter Grieves, Chairman,
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signatures                      Title                                 Date
----------                      -----                                 ----

/s/ Walter Grieves       Chairman of the Board, President,      October 23, 2003
-----------------------  Chief Executive Officer
Walter Grieves

                                  CERTIFICATION

I, Walter Grieves, certify the following:

1.       I  have   reviewed   this  annual  report  on  Form  10-KSB  of  NewCom
         International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of NewCom International, Inc. as of, and for, the periods presented in this annual report;

4. NewCom International, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for NewCom International, Inc. and we have done the following:

         a. designed such disclosure controls and procedures to ensure that material information relating to NewCom International, Inc. is made known to us by others within the Company, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of NewCom International, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. NewCom International, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to NewCom International, Inc.'s auditors and the audit committee of NewCom International Inc.'s board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect NewCom International, Inc.'s ability to record, process, summarize and report financial data and have identified for NewCom International, Inc.'s auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in NewCom International, Inc.'s internal controls; and

6. NewCom International, Inc.'s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



October 23, 2003                        /s/ Walter Grieves
                                        ------------------------------------
                                        Walter Grieves
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                                  CERTIFICATION

I, Walter Grieves. Flemming, certify the following:

1.       I  have   reviewed   this  annual  report  on  Form  10-KSB  of  NewCom
         International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of NewCom International, Inc. as of, and for, the periods presented in this annual report;

4. NewCom International, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for NewCom International, Inc. and we have done the following:

         a. designed such disclosure controls and procedures to ensure that material information relating to NewCom International, Inc. is made known to us by others within the Company, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of NewCom International, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. NewCom International, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to NewCom International, Inc.'s auditors and the audit committee of NewCom International Inc.'s board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect NewCom International, Inc.'s ability to record, process, summarize and report financial data and have identified for NewCom International, Inc.'s auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in NewCom International, Inc.'s internal controls; and

6. NewCom International, Inc.'s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



October 23, 2003

                                        /s/ Walter Grieves
                                        ---------------------------------------
                                        Walter Grieves
                                        President and Chief Executive Officer
                                        (Principal Financial Officer)

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)

                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)

                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2002



                                 C O N T E N T S



                                                                        Page
                                                                        ----

Independent Auditors' Report..........................................F-1 - F-2

Balance Sheets..............................................................F-3

Statements of Operations....................................................F-4

Statements of Shareholders' Equity..........................................F-5

Statements of Cash Flows....................................................F-6

Notes to the Financial Statements....................................F-7 - F-16

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
NewCom International Inc.
(A blank-check company)

We have audited the accompanying balance sheet of NewCom International Inc., a blank-check company ("NewCom"), as of December 31, 2002, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of NewCom's management. Our responsibility is to express an opinion on these financial statements based on our audit. Other auditors, whose report, dated June 21, 2002, expressed an opinion on these financial statements, audited the financial statements of NewCom for the period from inception on September 12, 1996 through December 31, 2001. The financial statements for the period from inception on September 12, 1996 through December 31, 2002 reflect a loss of $1,668,716 of the total net loss from inception. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewCom as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that NewCom will continue as a going concern. As discussed in Note 1 to the financial statements, NewCom has no significant operations and limited financial resources. Such matters raise substantial doubt about NewCom's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Pohl, McNabola, Berg & Co., LLP
Orange, California
September 29, 2003

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
NewCom International Inc.
(A blank-check company)

We have audited the accompanying statement of operations, stockholders' deficit and cash flows of NewCom International Inc., a blank-check company ("NewCom"), for the year ended December 31, 2001. These financial statements are the responsibility of NewCom's management. Our responsibility is to express an opinion on these financial statements based on our audit. Our report dated June 21, 2002, expressed an opinion on these financial statements, and for the period from inception on September 12, 1996 through December 31, 2001. The financial statements for the period from inception on September 12, 1996 through December 31, 2001 reflect a loss of $1,411,810 of the total net loss from inception.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements for NewCom referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that NewCom will continue as a going concern. As discussed in Note 1 to the financial statements, NewCom has no significant operations and limited financial resources. Such matters raise substantial doubt about NewCom's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ McKennon Wilson & Morgan LLP
Irvine, California
June 21, 2002

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)

                                  BALANCE SHEET
                        AS OF DECEMBER 31, 2002 AND 2001


                                                                       December 31,         December 31,
                                                                           2002                 2001
                                                                       -----------          -----------
                                   ASSETS
Current assets:
   Cash                                                                $        24          $       748
   Prepaid expenses                                                             --                9,835
                                                                       -----------          -----------
     Total current assets                                                       24               10,583
                                                                       -----------          -----------
Notes receivable, net of allowance of $218,802 (Note 3)                         --                   --
                                                                       -----------          -----------

       Total Assets                                                    $        24          $    10,583
                                                                       ===========          ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                    $    75,206          $    56,856
   Accrued expenses                                                        154,978               11,978
   Note payable to related party (Note 6)                                   62,448               62,448
                                                                       -----------          -----------

     Total current liabilities                                             292,632              131,282
                                                                       -----------          -----------

Commitments (Note 4)                                                            --                   --
                                                                       -----------          -----------

Stockholders' deficit:
   Preferred stock, $.001 par value; 25,000,000
     shares authorized; none outstanding                                        --                   --
   Common stock, $.001 par value;
     100,000,000 shares authorized; 15,500,000 and
     15,500,000 shares issued and outstanding in 2002 and 2001              15,500               15,500
   Additional paid-in capital                                            1,360,608            1,275,611
   Deficit accumulated as a blank-check company                         (1,668,716)          (1,411,810)
                                                                       -----------          -----------
       Total stockholders' deficit                                        (292,608)            (120,699)
                                                                       -----------          -----------

         Total Liabilities and Stockholders' Deficit                   $        24          $    10,583
                                                                       ===========          ===========



   The accompanying notes are an integral part of these financial statements.

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)

                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
               FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1996)
                            THROUGH DECEMBER 31, 2000


                                                                                                        For the Period
                                                                                                        from Inception,
                                                                    For the Years Ended                  September 12,
                                                                       December 31,                      1996 through
                                                              ----------------------------------          December 31,
                                                                  2002                  2001                  2002
                                                              ------------          ------------          ------------
Operating expenses:
   Management and consulting fees                             $     98,997          $     42,000          $    552,497
   General and administrative expenses                             146,689                68,396               419,785
   Impairment of notes receivable                                       --               218,802               220,686
   Impairment of acquisition costs                                      --                    --               461,000
                                                              ------------          ------------          ------------

      Total operating expenses                                     245,686               329,198             1,653,968
                                                              ------------          ------------          ------------

Operating loss                                                    (245,686)             (329,198)           (1,653,968)
                                                              ------------          ------------          ------------

Other income (expense):
   Interest expense                                                 (5,620)               (5,698)              (32,478)
   Interest income                                                      --                 3,457                21,830
   Other income                                                         --                    --                 1,500
                                                              ------------          ------------          ------------

Income before provision for income taxes                          (251,306)             (331,439)           (1,663,116)

   Provision for income taxes                                       (5,600)                   --                (5,600)
                                                              ------------          ------------          ------------
         Net loss                                             $   (256,906)         $   (331,439)         $ (1,668,716)
                                                              ============          ============          ============

Basic and diluted weighted average shares outstanding           15,500,000            15,500,000
                                                              ============          ============

Basic and diluted loss per common share                       $      (0.02)         $      (0.02)
                                                              ============          ============



   The accompanying notes are an integral part of these financial statements.

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)

                       STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
               FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1996)
                            THROUGH DECEMBER 31, 2000

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                  Additional       as a
                                          Preferred          Common Stock           Paid-In     Blank-Check
                                            Stock         Shares       Amount       Capital       Company         Total
                                           --------    ----------   -----------   -----------   -----------    -----------
Initial capitalization                            -     6,000,000   $     6,000   $    45,000   $        --    $    51,000

Issuance of common stock for cash at
   $0.10 per share                                -     9,500,000         9,500       940,500            --        950,000

Value of stock options granted below FMV          -            --            --       233,000            --        233,000

Net loss from Inception, September 12,
   1996 through December 31, 2000                 -            --            --            --    (1,080,371)    (1,080,371)

Balances, at December 31, 2000                    -    15,500,000   $    15,500   $ 1,218,500   $(1,080,371)   $   153,629
                                           ========    ==========   ===========   ===========   ===========    ===========

Settlement of debts by stockholders               -            --            --        57,111            --         57,111

Net loss                                          -            --            --            --      (331,439)      (331,439)
                                           --------    ----------   -----------   -----------   -----------    -----------

Balances, at December 31, 2001                    -    15,500,000   $    15,500   $ 1,275,611   $(1,411,810)   $  (120,699)
                                           ========    ==========   ===========   ===========   ===========    ===========

Compensation expense on options granted           -            --            --        84,997            --         84,997

Net loss                                          -            --            --            --      (256,906)      (256,906)
                                           --------    ----------   -----------   -----------   -----------    -----------

Balances, at December 31, 2002                    -    15,500,000   $    15,500   $ 1,360,608   $(1,668,716)   $  (292,608)
                                           ========    ==========   ===========   ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)

                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
               FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1996)
                            THROUGH DECEMBER 31, 2002

                                                                                                          September 12,
                                                                        For the Years Ended               1996 through
                                                                           December 31,                    December 31,
                                                                 --------------------------------          -----------
                                                                     2002                 2001                 2002
                                                                 -----------          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $  (256,906)         $  (331,439)         $(1,668,716)
Adjustment to reconcile net loss to net cash
  used in operating activities:
    Impairment of notes receivable                                        --              218,802              220,686
    Compensation expense on stock options granted to
    consultants                                                       84,997                   --              317,997
    Write-off of acquisition costs                                        --                   --              461,000
    Changes in operating assets and liabilities:
      Prepaid expenses                                                 9,835               90,965                   --
      Accrued expenses                                               143,000                5,698              165,478
      Accounts payable                                                18,350               18,839              121,817
                                                                 -----------          -----------          -----------

        Net cash used in operating activities                           (724)               2,865             (381,738)
                                                                 -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in notes receivable                                          --               (3,457)            (481,243)
    Payments on notes receivable                                          --                   --              260,557
    Fees paid on fibre-optic cable network
      investment                                                          --                   --             (461,000)
                                                                 -----------          -----------          -----------

        Net cash provided (used) in investing activities                  --               (3,457)            (681,686)
                                                                 -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Initial capitalization                                                --                   --               51,000
    Issuance of common stock                                              --                   --              950,000

    Advances from related party                                           --                   --               62,448
                                                                 -----------          -----------          -----------

        Net cash (used) provided by financing activities                  --                   --            1,063,448
                                                                 -----------          -----------          -----------

           Net increase (decrease) in cash                              (724)                (592)                  24

Cash, beginning of period                                                748                1,340                   --
                                                                 -----------          -----------          -----------

Cash, end of period                                              $        24          $       748          $        24
                                                                 ===========          ===========          ===========


Cash paid during the period for:
  Taxes                                                          $        --          $        --          $        --
                                                                 ===========          ===========          ===========
                                                                 $        --          $        --          $    16,046
  Interest
                                                                 ===========          ===========          ===========

Non-cash investing and financing activities:
  Settlement of debt by stockholders                             $        --          $    57,111          $    57,111
                                                                 ===========          ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.       History and Summary of Significant Accounting Policies

History

NewCom International Inc. ("NewCom" or the "Company") was incorporated in Nevada in September 1996 under the name of AgriNet, Inc. In October 1996, NewCom amended its Articles of Incorporation to change its name to Philio Management Company, Inc. On April 19,2000, the Articles of Incorporation were amended to change the name to NewCom International, Inc. Since its incorporation, NewCom has not conducted any significant operations.

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

For the years ended December 31, 2002 and 2002, there is no difference between basic and diluted loss per common share since the effects of outstanding options and warrants to purchase shares of common stock are anti-dilutive.

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


1.       History and Summary of Significant Accounting Policies (continued)

Acquisition Costs

NewCom accounts for direct costs incurred for its acquisitions as a portion of the purchase price or as an expense in the event the acquisition is deemed a reverse acquisition. Prior to close, amounts are capitalized until the close of the acquisition. In the event an acquisition does not close, such costs are charged to operations. During 1999, NewCom incurred $461,000 for costs incurred in connection with a proposed acquisition of certain assets consisting of a fibre-optic cable network in China. The acquisition was never completed, and accordingly, NewCom charged operations for these costs in 2001.


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


Recent Accounting Standards

In June 2002, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2002. SFAS 141 also requires that NewCom recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2002, and for purchase business combinations completed on or after July 1, 2002. It also requires, upon adoption of SFAS 142 that NewCom reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. In the event NewCom acquires an operating company, which results in a change in control of NewCom, the acquisition will be accounted for as a recapitalization of the operating company, whereby, the assets and liabilities of NewCom will be recorded at fair value, with no goodwill being attributable to NewCom, since NewCom has no trade or business and has no intangible assets. The assets and liabilities of the operating company, which subsequently gains control of NewCom, will be recorded on a historical cost basis.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that NewCom identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 currently is not applicable to NewCom.

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.       History and Summary of Significant Accounting Policies (continued)

Recent Accounting Standards (continued)

SFAS No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier application encouraged. SFAS 143 currently is not applicable to NewCom.

The FASB also recently issued Statement No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets." Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. SFAS 144 currently is not applicable to NewCom.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS No. 145"). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to lease accounting are effective for transactions occurring after May 15, 2002 and the changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 currently is not applicable to NewCom.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. NewCom has not voluntarily adopted the fair value method of accounting for employee stock options under SFAS 123.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. SFAS No. 150 currently is not applicable to NewCom.

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.       History and Summary of Significant Accounting Policies (continued)

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

The following table shows notes receivable as of December 31, 2002:

                                                       Balance at                              Balance at
                                                      December 31,                              December
                      Due From                            2001          Amounts Reserved        31, 2002
     --------------------------------------------    ---------------    ------------------    -------------
     Casino Management of America, Inc.              $     100,000      $       (100,000)     $        -
     Cleopatra World, Inc.                                   3,671                (3,671)              -
     Yes Clothing Company                                    3,088                (3,088)              -
     Dragon King, Inc.                                       1,992                (1,992)              -
     F.G. Luke                                              66,218               (66,218)              -
     Other                                                  43,833               (43,833)              -
                                                     ---------------    ------------------    -------------
     Totals                                          $     218,802      $       (218,802)     $        -
                                                     ===============    ==================    =============

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

3.       Accrued Expenses

Accrued expenses consist of the following at December 31, 2002:


      Accrued consulting fees           $       131,786
      Interest on note payable                   17,592
      Taxes payable                               5,600
                                        -----------------
      Total                             $       154,978
                                        =================


4.       Commitments and Contingencies

Effective October 1, 1999, NewCom entered into an Advisory and Management Agreement (the "Agreement") with NuVen Advisors Limited Partnership ("NuVen" or the "Advisor"). In April 2001, the Agreement, and the amount due were assigned to NewBridge Capital, Inc. ("NewBridge") by NuVen. The agreement was terminated effective July 1, 2003. Pursuant to the terms of this agreement, NewCom is required to pay $3,500 per month, plus expenses, in exchange for Advisor's assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, NewCom is required to pay a fee equal to 10% of the asset value or investment made in NewCom resulting from Advisor's efforts, and a transaction fee (as defined) equal to 5% of the proceeds received by NewCom in connection with a sale of its assets. In addition, NewCom was granted a fully vested option to NuVen to purchase 500,000 shares of NewCom's common stock at $0.50 per share. Using the Black-Scholes model to value these options, assuming a volatility of 50%, an expected life of 5 years and a risk-free interest rate of 6.0%, NewCom valued these options at $233,000. Since these options are fully vested, such value was charged to operations for the year ended December 31, 1999. The Agreement had an initial term of five years. No amounts were due to NewBridge at December 31, 2002 (see Note 3). The NuVen option was cancelled subsequent to December 31, 2002.

On December 28, 1999, NewCom entered into a note agreement with a bank totaling $465,000, with interest at 5.87% per annum, due July 1, 2000, as amended. The note was satisfied in full during 2001 by a restricted certificate of deposit.

NewCom's board of directors has approved consulting agreements during 2002 and subsequent thereto, which provide for cash or stock compensation or both. The agreements generally may be terminated at any time after one year. NewCom's chief executive intends to retain these individuals for the foreseeable future. See Notes 5 and 6.

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

5.       Shareholder Transactions

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

On July 1, 2002, NewCom entered into an agreement with a consultant to provide shareholder and proxy services and act as the interim corporate secretary. The agreement provides for a quarterly fee of $13,500. The Company has been unable to pay the fee. Accordingly, the amount due is included in accrued expenses in the accompanying balance sheet. In addition to the compensation agreement described above, the Company has granted the consultant an option to purchase 750,000 shares of the Company's common stock in three (3) 250,000 increments at exercise prices of $0.15, $0.30 and $0.45 per share. The options were fully vested at the date of grant and expire in June 2007.

In July 2002, the Company entered into an agreement with a consultant for debt resolution and dispute services to be performed. The Company agreed to compensate this consultant with a quarterly fee of $7,500 payable in cash. In addition to the cash compensation, the Company agreed to pay a success fee equal to 10% of amounts settled. In addition to the compensation agreement described above, the Company has granted the consultant an option to purchase 750,000 shares of the Company's common stock in three (3) 250,000 increments at exercise prices of $0.15, $0.30 and $0.45 per share. The options were fully vested at the date of grant and expire in June 2007. The Company has been unable to pay the fee, thus it is included in accrued expenses.

In July 2002, the Company entered into a consulting agreement for management advisory services. The Company agreed to compensate this consultant with a quarterly fee of $9,000 payable in cash. In addition to the compensation agreement described above, the Company has granted the consultant an option to purchase 750,000 shares of the Company's common stock in three (3) 250,000 increments at exercise prices of $0.15, $0.30 and $0.45 per share. The options were fully vested at the date of grant and expire in June 2007. The Company has been unable to pay the fee, thus it is included in accrued expenses.

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

5.       Shareholder Transactions (continued)

Common Stock (continued)

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


2002 Stock Plan

In July 2002, the board of directors of the Company authorized 17,000,000 shares of common stock to be issued to officers, directors and consultants of NewCom (the "2002 Stock Plan"). This amount is subject to adjustment in the event of a merger, consolidation, other reorganization, recapitalization, reclassification, combination of shares, stock split-up or stock dividend. However, a reverse stock split by NewCom shall not affect or result in any reduction in the number of shares remaining 2002 Stock Plan at the effective time of such reverse stock split.


Stock Options

Options to acquire 2,250,000 shares have been granted at exercise prices, which begin at $0.15 each for 750,000 shares, $0.30 each for 750,000 shares and $0.45 each for 750,000 shares. The options fully vest on the date of grant and expire five (5) years from the date of grant (July 1, 2002). Management of the Company evaluated the value of the options granted to consultants in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The market value of the hares at the date of grant was approximately $0.03 per share. In accordance with SFAS 123 and FIN 44, the Company recorded a charge of $59,997 to operations as a result of these grants using the Black-Scholes valuation model for the year ended December 31, 2002.

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


5.       Shareholder Transactions (continued)

Stock Options (continued)

The fair value of these options and warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2002, dividend yield of 0%, expected volatility of 180%, risk-free interest rate of 4.0% and expected life of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristic significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted-average fair value of options granted during the year ended December 31, 2002, was $0.03.

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2002:

                                        Options Outstanding                            Options Exercisable
                         ---------------------------------------------------    ----------------------------------
                            Number           Weighted                              Number
                          Outstanding         Average                            Exercisable
                             as of           Remaining          Weighted            as of            Weighted
       Range of          December 31,       Contractual         Average         December 31,          Average
   Exercise Prices           2002              Life          Exercise Price         2002          Exercise Price
   -----------------     --------------    --------------    ---------------    --------------    ----------------
          0.15                 750,000             4.50      $        0.15           750,000      $        0.15

          0.30                 750,000             4.50               0.30           750,000               0.30

          0.45                 750,000             4.50               0.45           750,000               0.45

          0.50                 500,000             1.75               0.50           500,000               0.50
                         --------------    --------------    ---------------    --------------    ----------------
                             2,750,000             4.00      $        0.30         2,750,000      $        0.34
                         ==============    ==============    ===============    ==============    === ============

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

5.       Shareholder Transactions (continued)

Stock Options (continued)

The following table summarizes the Company's stock option activity:

                                                                                        Weighted
                                                                    Warrants and         Average
                                                                   Stock Options        Exercise
                                                                    Outstanding           Price
                                                                   ---------------    --------------
                      Outstanding, December 31, 2000                     500,000      $        0.50

                      Granted                                                  -      $        -
                      Exercised                                                -      $        -
                      Expired/Cancelled                                        -      $        -
                                                                   ---------------    --------------

                      Outstanding, December 31, 2001                     500,000      $        0.50

                      Granted                                          2,250,000      $        0.30
                      Exercised                                                -      $        -
                      Expired/Cancelled                                        -      $        -
                                                                   ---------------    --------------

                      Outstanding, December 31, 2002                   2,750,000      $        0.34
                                                                   ===============    ==============


The options to purchase 500,000 shares at $0.50 were cancelled subsequent to December 31, 2002.


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


6.       Related Party Transactions

Effective October 6, 1999, NewCom entered into a note payable with an officer of NewCom in exchange for advances made to NewCom. The note bears interest at 9.0% per annum, expires August 13, 2001, and is due on demand. At December 31, 2002, a total of $79,440, including interest was due.

                           NEWCOM INTERNATIONAL, INC.
                             (A BLANK-CHECK COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


6.       Related Party Transactions (continued)

In May 2001, NewCom paid NewBridge Capital, Inc. ("NewBridge"), $258,000, of which $75,000 was for services rendered in preparation of its Form 10-SB and amendments with the Securities and Exchange Commission, among other services, and $82,200 was for advisory fees and out-of-pocket expenses prior to December 31, 2001. During the years ended December 31, 2001 and 2002, fees and expenses charged amounted to $90,965 and $9,835, respectively. NewBridge ceased providing services to NewCom effective July 1, 2002.

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


7.       Income Taxes

NewCom's net deferred tax assets at December 31, 2002, consist of net operating loss carryforwards amounting to approximately $1,600,000 and $800,000 each for Federal and State tax purposes which expire beginning 2016 through 2022 for Federal tax purposes and through 2007 for State tax purposes. At December 31, 2002, NewCom provided a 100% valuation allowance for deferred tax assets resulting from these net operating loss carryforwards totaling approximately $560,000. During the years ended December 31, 2002 and 2001, NewCom's valuation allowance increased $90,000 and $116,000 respectively.

The difference between the tax benefit assuming a Federal rate of 35% and the nominal amount the recorded in the financial statements is the result of NewCom recording a 100% valuation allowance for its deferred tax assets.

As a result of changes in ownership, NewCom's use of net operating loss carryforwards may be limited by Section 382 of the Internal Revenue Code until such net operating loss carryforwards expire.



8.       Subsequent Events

Agreements

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