Form 10QSB
period 2003-03-31
NEWCOM INTERNATIONAL INC
filed 2003-10-24
CIK 1058553

===============================================================================



                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from______________  to__________________


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

                                              ASSETS
Current Assets-                                                                     March 31, 2003
                                                                                   ------------------
 Cash and cash equivalents                                                         $              25
                                                                                   ------------------
  Total Current Assets                                                                            25

    Total Assets                                                                   $              25
                                                                                   ==================


                              LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable and accrued expenses                                           $         298,217
   Note payable to related party                                                              62,448
                                                                                   ------------------
    Total Current Liabilities                                                                360,665
                                                                                   ------------------

Stockholders' Deficit
    Preferred stock,  $0.001, par value,  25,000,000 shares  authorized,  no
     shares issued or outstanding                                                                 --
    Common  stock,   $0.001  par  value,   100,000,000   shares   authorized
     15,500,000 shares issued and outstanding                                                 15,500
    Additional paid-in capital                                                             1,360,607
    Deficit accumulated as a blank-check company                                          (1,736,747)
                                                                                   ------------------
          Total Stockholders' Deficit                                                       (150,771)
                                                                                   ------------------

                 Total Liabilities and Stockholders' Deficit                       $              25
                                                                                   ==================


See accompanying notes to financial statements.

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                  For the
                                                                                                Period from
                                                                                               September 12,
                                                                                                   1996
                                                                                                (Inception)
                                                           Three Months Ended                  through March
                                                                March 31,                           31,
                                                   ----------------------------------       ----------------
                                                        2003              2002                   2003
                                                   ----------------  ----------------       ----------------
Operating Expenses:
Management and Consulting Fees                     $             --  $         10,500       $       552,497
General & Administrative                                     66,627             2,944               486,412
                                                   ----------------  ----------------       ----------------
    Total Operating Expenses                                 66,627            13,444             1,038,909
                                                   ----------------  ----------------       ----------------
Operating Income (Loss)                                     (66,627)          (13,444)           (1,038,909)
Other Expenses (Income):
  Interest expense                                            1,405             1,405                33,883
  Interest income                                                --                --               (21,830)
  Write-off of other receivables                                 --                --               220,686
  Write-off of acquisition costs                                 --                --               461,000
  Provision for income taxes                                     --                --                 5,600
  Other, net                                                     --                --                (1,500)
                                                   ----------------  ----------------       ----------------

    Net Loss                                       $        (68,032) $        (14,849)      $    (1,736,747)
                                                   ================  ================       ================


Basic and Diluted Earnings (Loss) per
  Common Share                                     $          (0.00) $          (0.00)      $         (0.11)
                                                   ================  ================       ================


Weighted-Average Common Shares
  Outstanding                                           15,500,000        15,500,000             15,500,000
                                                   ================  ================       ================




                 See accompanying notes to financial statements.

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                           For the Period from
                                                                                                            September 12, 1996
                                                                                                           (Inception) through
                                                                   Three Months Ended March 31,                 March 31,
                                                              ----------------------------------------    -----------------------
                                                                     2003                 2002                     2003
                                                              -------------------   ------------------    -----------------------
Cash Flows from Operating Activities:

  Net Income (Loss)                                           $           (68,032)  $          (14,849)   $            (1,736,747)
                                                              -------------------   ------------------    -----------------------

Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Value of stock options granted below fair value                          5,000                   --                    322,997
   Write-off of other receivables                                              --                   --                    220,686
   Write-off of acquisition costs                                              --                   --                    461,000
   Changes in operating assets and liabilities
   Prepaid expenses                                                            --                9,835                         --
   Other receivables                                                           --                   --                         --
   Accounts payable and accrued expenses                                   63,032                4,970                    350,327
                                                              -------------------   ------------------    -----------------------

      Net Cash Used by Operating Activities                                    --                  (44)                  (381,738)
                                                              -------------------   ------------------    -----------------------

Cash Flows from Investing Activities:
   Increase in notes receivable                                                --                   --                   (481,243)
   Proceeds from notes receivable                                              --                   --                    260,557
   Fees paid on fibre-optic cable network investment                           --                   --                   (461,000)
   Redemption of certificate of deposit                                        --                   --                         --
                                                              -------------------   ------------------    -----------------------

Net Cash Used by Investing Activities                                          --                   --                   (681,686)

                                                              -------------------   ------------------    -----------------------

Cash Flows from Financing Activities:
   Initial Capitalization                                                      --                   --                     51,000
   Issuance of common stock                                                    --                   --                    950,000
   Payments of note payable                                                    --                   --                         --
   Advances from related party                                                 --                   --                     62,448
                                                              -------------------   ------------------    -----------------------

Net Cash Provided by Financing Activities                                      --                   --                  1,063,448
                                                              -------------------   ------------------    -----------------------

Net Increase (Decrease) in Cash                                                --                  (44)                        25


Cash at Beginning of Period                                                    25                  748                         --
                                                              -------------------   ------------------    -----------------------

Cash at End of Period                                         $                25   $              703    $                    25
                                                              ===================   ==================    =======================

Cash Paid During the Period for Interest                      $                --   $               --    $                16,046


                 See accompanying notes to financial statements.

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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

SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements
--------------------------------------

The interim financial data as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31,2003, and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002.

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

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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

                              Balances at
                              March 31,                              Balances at
Due From                      2003              Amounts Reserved     March 31, 2003
--------------------------    --------------    -----------------    ---------------
Casino    Management   of     $     100,000     $     (100,000)      $            -
America, Inc.
Cleopatra World, Inc.                 3,671             (3,671)                   -
BioSecure, Inc.                       3,088             (3,088)                   -
Dragon King, Inc.                     1,992             (1,992)                   -
F.G. Luke                            66,218            (66,218)                   -
Other                                43,833            (43,833)                   -
                              -------------     ----------------     --------------
Totals                        $     218,802     $      (218,802)     $            -
                              =============     ================     ==============

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

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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


                                   NewCom International, INC.


October 23, 2003                   /s/ Walter Grieves
                                   --------------------------------------------
                                   Walter Grieves
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

October 23, 2003                   /s/ Walter Grieves
                                   --------------------------------------------
                                   Walter Grieves
                                   President and Chief Executive Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)

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


October 23, 2003                       /s/ Walter Grieves
                                       --------------------------------------
                                       Walter Grieves
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

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


October 23, 2003                     /s/ Walter Grieves
                                     --------------------------------------
                                     Walter Grieves
                                     President and Chief Executive Officer
                                     (Principal Financial Officer)