Form 10QSB
period 2003-06-30
NEWCOM INTERNATIONAL INC
filed 2003-10-24
CIK 1058553

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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

                                  -------------

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

                                     ASSETS
Current Assets-                                                                  June 30, 2003
                                                                                   -----------
 Cash and cash equivalents                                                         $        25
                                                                                   -----------
  Total Current Assets                                                                      25

    Total Assets                                                                   $        25
                                                                                   ===========


                              LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable and accrued expenses                                           $   365,388
   Note payable to related party                                                        62,448
                                                                                   -----------
    Total Current Liabilities
                                                                                       427,836
                                                                                   -----------

Stockholders' Deficit
    Preferred stock, $0.001, par value, 25,000,000 shares  authorized,  no
     shares issued or outstanding                                                           --
    Common  stock, $0.001  par  value, 100,000,000 shares authorized
     15,500,000 shares issued and outstanding                                           15,500
    Additional paid-in capital                                                       1,360,607
    Deficit accumulated as a blank-check company                                    (1,803,918)
                                                                                   -----------
          Total Stockholders' Deficit                                                 (427,811)
                                                                                   -----------

                 Total Liabilities and Stockholders' Deficit                       $        25
                                                                                   ===========

See accompanying notes to financial statements.

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                      For the Period
                                                                                                                      from September
                                                                                                                         12, 1996
                                                 Three Months Ended                     Six Months Ended               (Inception)
                                                       June 30,                              June 30,               through June 30,
                                           -------------------------------       -------------------------------       ------------
                                               2003                2002               2003              2002              2003
                                           ------------       ------------       ------------       ------------       ------------
Operating Expenses:
Management and Consulting Fees             $         --       $     10,500       $         --       $     21,000       $    552,497
General & Administrative                         65,750                883            133,377              3,827            552,162
    Total Operating Expenses                     65,750             11,383            133,377             24,827          1,104,659
Operating Income (Loss)                         (65,750)           (11,383)          (133,377)           (24,827)        (1,104,659)
Other Expenses (Income):
  Interest expense                                1,421                 --              2,826              1,405             35,304
  Interest income                                    --                 --                 --            (21,830)
  Write-off of other receivables                     --                 --                 --                 --            220,686
  Write-off of acquisition costs                     --                 --                 --                 --            461,000
  Provision for income taxes                         --                 --                 --                 --              5,600
  Other, net                                         --                 --                 --                 --             (1,500)
                                           ------------       ------------       ------------       ------------       ------------
    Net Loss                               $    (67,171)      $    (11,383)      $   (135,203)      $    (26,232)      $ (1,803,918)
                                           ============       ============       ============       ============       ============


Basic and Diluted Earnings (Loss) per
  Common Share                             $      (0.00)      $      (0.00)      $      (0.00)      $      (0.00)      $      (0.12)
                                           ============       ============       ============       ============       ============

Weighted-Average Common Shares
  Outstanding                                15,500,000         15,500,000         15,500,000         15,500,000         15,500,000
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

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                           For the Period from
                                                                                            September 12, 1996
                                                                                           (Inception) through
                                                             Six Months Ended June 30,           June 30,
                                                          -----------------------------       -----------
                                                              2003              2002              2003
                                                          -----------       -----------       -----------
Cash Flows from Operating Activities:
  Net Income (Loss)                                       $   (61,171)      $   (26,232)      $(1,803,918)
                                                          -----------       -----------       -----------

Adjustments to  reconcile  net income  (loss) to net
  cash  provided by operating activities:
   Stock compensation granted to consultants                       --                --           328,497
   Write-off of other receivables                                  --                --           220,686
   Write-off of acquisition costs                                  --                --           461,000
   Changes in operating assets and liabilities
   Prepaid expenses                                                --             9,835                --
   Other receivables                                               --                --                --
   Accounts payable and accrued expenses                       61,171            15,728           411,998
                                                          -----------       -----------       -----------

      Net Cash Used by Operating Activities                        --              (669)         (381,737)
                                                          -----------       -----------       -----------

Cash Flows from Investing Activities:
   Increase in notes receivable                                    --                --          (481,243)
   Proceeds from notes receivable                                  --                --           260,557
   Fees paid on fibre-optic cable network investment               --                --          (461,000)
   Redemption of certificate of deposit                            --                --                --
                                                          -----------       -----------       -----------

Net Cash Used by Investing Activities                              --                --          (681,686)
                                                          -----------       -----------       -----------

Cash Flows from Financing Activities:
   Initial Capitalization                                          --                --            51,000
   Issuance of common stock                                        --                --           950,000
   Payments of note payable                                        --                --                --
   Advances from related party                                     --                --            62,448
                                                          -----------       -----------       -----------

Net Cash Provided by Financing Activities                          --                --         1,063,448
                                                          -----------       -----------       -----------

Net Increase (Decrease) in Cash                                    --              (669)               25
Cash at Beginning of Period                                        25               748                --
                                                          -----------       -----------       -----------

Cash at End of Period                                     $        25       $        78       $        25
                                                          ===========       ===========       ===========

Cash Paid During the Period for Interest                  $        --       $        --       $    16,046

                 See accompanying notes to financial statements.

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

Significant Accounting Policies

Unaudited Interim Financial Statements

The interim financial data as of June 30, 2003, and for the three months and six months ended June 30, 2003 and 2002, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2003, and the results of its operations and cash flows for the three months and six months ended June 30, 2003 and 2002.

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

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

                              Balances at                            Balances at
Due From                      June 30, 2003     Amounts Reserved     June 30, 2003
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

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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


                                     NewCom International, INC.


October 23, 2003

                                     ------------------------------------------
                                     Walter Grieves
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

October 23, 2003
                                     ------------------------------------------
                                     Walter Grieves
                                     President and Chief Executive Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)

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


October 23, 2003

                                     ------------------------------------------
                                     Walter Grieves
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)

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


October 23, 2003
                                     ------------------------------------------
                                     Walter Grieves
                                     President and Chief Executive Officer
                                     (Principal Financial Officer)