Form 10QSB
period 2003-09-30
NEWCOM INTERNATIONAL INC
filed 2003-11-19
CIK 1058553

================================================================================


                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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

As of November 18, 2003, 21,020,832 shares of our common stock and Series B Preferred Stock were outstanding.

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

                                     ASSETS
                                     ------

Current Assets                                                                    September 30,
                                                                                      2003
                                                                                  -----------
   Cash and cash equivalents                                                      $        25
                                                                                  -----------
         Total Current Assets                                                              25

                 Total Assets                                                     $        25
                                                                                  ===========


                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable and accrued expenses                                         $   427,074
    Note payable to related party                                                      62,448
                                                                                  -----------
         Total Current Liabilities                                                    489,522
                                                                                  -----------

Stockholders' Equity (Deficit)
    Preferred stock,  $0.001, par value,  25,000,000 shares  authorized,  no
     shares issued or outstanding                                                          --
    Common stock, $0.001 par value, 2,500,000 shares authorized 387,500
     shares issued and outstanding                                                        388
    Additional paid-in capital                                                      1,375,719
    Deficit accumulated as a blank-check company                                   (1,865,604)
                                                                                  -----------
          Total Stockholders' Equity (Deficit)                                       (489,497)
                                                                                  -----------

                 Total Liabilities and Stockholders' Equity (Deficit)             $        25
                                                                                  ===========

See accompanying notes to financial statements.

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank Check Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                     For the Period from
                                                                                                      September 12, 1996
                                                                                                          (Inception)
                                                   Three Months Ended            Nine Months Ended          through
                                                      September 30,                 September 30,         September 30,
                                               --------------------------    --------------------------    -----------
                                                   2003           2002           2003           2002           2003
                                               -----------    -----------    -----------    -----------    -----------
Operating Expenses:
Management and Consulting Fees                 $        --       $ 3 ,500    $        --    $    24,500    $   552,497
General & Administrative Expenses                   60,250        155,898        192,627        162,535        614,295
                                               -----------    -----------    -----------    -----------    -----------
Total Operating Expenses                            60,250        159,398        192,627        187,035      1,166,792
                                               -----------    -----------    -----------    -----------    -----------
Operating Income (Loss)                            (60,250)      (159,398)      (192,627)      (187,035)    (1,166,792)
Other Expenses (Income)
Interest expense                                     1,436          1,436          4,262          1,436         36,740
Interest (income)                                       --             --             --         (1,405)       (21,830)
Write-off of other receivables                          --             --             --             --        218,802
Write-off of acquisition costs                          --             --             --             --        461,000
Income tax expense                                      --             --             --             --          5,600
Other, net                                              --             --             --             --         (1,500)
                                               -----------    -----------    -----------    -----------    -----------

         Net Income (Loss)                     $   (61,686)   $  (160,834)   $  (196,889)   $  (187,066)   $(1,865,604)
                                               ===========    ===========    ===========    ===========    ===========


Basic and Diluted Earnings (Loss) per
Common                                         $     (0.16)   $     (0.42)   $     (0.51)   $     (0.48)   $     (4.81)
                                               ===========    ===========    ===========    ===========    ===========


Weighted-Average Common Shares Outstanding         387,500        387,500        387,500        387,500        387,500
                                               ===========    ===========    ===========    ===========    ===========


                 See accompanying notes to financial statements.

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank Check Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                   For the Period from
                                                                                     September 12, 1996
                                                             Nine Months Ended      (Inception) through
                                                               September 30,           September 30,
                                                         --------------------------    -----------
                                                             2003           2002           2003
                                                         -----------    -----------    -----------
Cash Flows from Operating Activities:
     Net Income (Loss)                                   $  (196,889)   $  (187,066)   $(1,865,604)
                                                         -----------    -----------    -----------

     Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
      Value of stock options granted below fair value             --             --        223,502
      Compensation expense on stock options granted
         to consultants                                        5,000         94,995        109,995
      Write-off of other receivables                              --             --        220,686
      Write-off of acquisition costs                              --             --        461,000
      Changes in operating assets and liabilities
      Prepaid expenses                                            --          9,835             --
      Other receivables                                           --             --             --
      Accounts payable and accrued expenses                  191,889         81,540        468,684
                                                         -----------    -----------    -----------

Net Cash Used by Operating Activities                             --           (696)      (381,737)
                                                         -----------    -----------    -----------

Cash Flows from Investing Activities:
     Increase in notes receivable                                 --             --       (481,243)
     Proceeds from notes receivable                               --             --        260,557
     Fees paid on fibre-optic cable network investment            --             --       (461,000)
     Redemption of certificate of deposit                         --             --             --
                                                         -----------    -----------    -----------

Net Cash Used by Investing Activities                             --             --       (681,686)
                                                         -----------    -----------    -----------

Cash Flows from Financing Activities:
     Initial Capitalization                                       --             --         51,000
     Issuance of common stock                                     --             --        950,000
     Payments of note payable                                     --             --             --
     Advances from related party                                  --             --         62,448
                                                         -----------    -----------    -----------

Net Cash Provided by Financing Activities                         --             --      1,063,448
                                                         -----------    -----------    -----------

                  Net Increase (Decrease) in Cash                 --           (696)            24

         Cash at Beginning of Period                              24            748             --
                                                         -----------    -----------    -----------

                  Cash at End of Period                  $        24    $        52    $        24
                                                         ===========    ===========    ===========

Cash Paid During the Period for Interest                 $        --    $        --    $    16,046

                 See accompanying notes to financial statements.

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

NewCom's activities to date have focused primarily on incorporation activities and the identification of potential operating opportunities or acquisitions targets. Since NewCom has not yet commenced any principal operations and has not yet earned significant revenues, NewCom is considered to be a "blank-check" company.

Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of NewCom International, Inc. as of September 30, 2003, the results of operations for the three months and nine months ended September 30, 2003 and 2002, the statements of cash flows for the nine months ended June 30, 2002 and 2001, and the statement of stockholders' equity (deficit) for the six months ended June 30, 2002. These results have been determined on the basis of accounting principles and practices generally accepted in the United States and applied consistently with those used in the preparation of the Company's 2002 financial statements.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2002 financial statements.

Reverse Stock Split

On October 28, 2003, NewCom effected a 1-for-40 reverse stock split of its outstanding common stock, reducing the number of outstanding shares of common stock from 15,500,000 to 387,500 and the number of authorized shares of common stock from 100,000,000 to 2,500,000. Accordingly, the loss per share amounts were retroactively adjusted to reflect the stock split.

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

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

On October 28, 2003, the Company completed a share purchase and reorganization with Paradise Pizza, Inc., a California corporation, pursuant to a securities purchase agreement and plan of reorganization, and on November 14, 2003, the Company, by and through its wholly owned subsidiary, Paradise Pizza, Inc., completed the acquisition of H&H Pizza, Inc., a California corporation.
Management believes that these transactions have sufficiently addressed the absence of operating revenues and capital resources (see Note 6).

2. Notes Receivable

In September 1999, NewCom entered into an agreement with an unaffiliated company to acquire an 8%, note receivable of an unrelated party with a face value of $500,000, originally due March 1, 1999 for $472,000 cash. The note was secured by 500,000 shares of common stock of Oasis Resorts International, Inc. ("Oasis"). The issuer of the note subsequently filed for bankruptcy. NewCom entered into an agreement with NewBridge in November 1999 to exchange the note for $472,000 in receivables due from nine (9) unrelated corporations and four
(4) individuals. Additionally, NewBridge and NewCom agreed to cross guarantees whereby NewBridge has agreed to guarantee that NewCom will collect a minimum of $472,000 on the substituted receivables or from liquidation of the collateral. The Oasis shares subsequently became worthless. In November 2001, NewCom entered into an agreement with NewBridge whereby NewBridge pledged as collateral for these notes 500,000 shares of BioSecure Corp. ("BioSecure") (formerly Yes Clothing Company) to satisfy its guarantee obligation. Management did not place a value on such pledge since the pledge was not an absolute transfer of such shares and the shares rapidly declined in value. NewBridge currently lacks sufficient capital to satisfy these notes. Management has evaluated the realizability of these notes receivable and has written off $218,802 as an impairment of such notes prior to December 31, 2000. The following table shows notes receivable as of September 30, 2003:

                               Balances at                            Balances at
                               September                              September 30,
Due From                       30, 2003          Amounts Reserved     2003
--------------------------     --------------    -----------------    ---------------
Casino Management of
America, Inc.                  $ 100,000          $(100,000)          $   --
Cleopatra World, Inc.              3,671             (3,671)              --
BioSecure, Inc.                    3,088             (3,088)              --
Dragon King, Inc.                  1,992             (1,992)              --
F.G. Luke                         66,218            (66,218)              --
Other                             43,833            (43,833)              --
                               ---------          ---------           ------
Totals                         $ 218,802          $(218,802)          $   --
                               =========          =========           ======

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

3. Commitments and Contingencies

Effective October 1, 1999, NewCom entered into an Advisory and Management Agreement (the "Agreement") with NuVen Advisors Limited Partnership ("NuVen" or the "Advisor"). In April 2001, the Agreement, and the amount due were assigned to NewBridge Capital, Inc. ("NewBridge") by NuVen. The agreement was terminated effective July 1, 2002. Pursuant to the terms of this agreement, NewCom was required to pay $3,500 per month, plus expenses, in exchange for Advisor's assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, NewCom was required to pay a fee equal to 10% of the asset value or investment made in NewCom resulting from Advisor's efforts, and a transaction fee (as defined) equal to 5% of the proceeds received by NewCom in connection with a sale of its assets. In addition, NewCom was granted a fully vested option to NuVen to purchase 500,000 shares of NewCom's common stock at $0.50 per share, which expires fivr (5) years from the date of grant. Using the Black-Scholes valuation model to value these options, assuming a volatility of 50%, an expected life of 5 years and a risk-free interest rate of 6.0%, per annum, NewCom valued these options at $233,000. Since these options are fully vested, such value was charged to operations for the year ended December 31, 1999. The Agreement had an initial term of five years. No amounts were due to NewBridge at September 30, 2003 (see Note 2).

NewCom's board of directors has approved consulting agreements during 2002 and subsequent thereto, which provide for cash or stock compensation, or both. The agreements generally may be terminated at any time after one year. NewCom's chief executive intends to retain these individuals for the foreseeable future. See Note 4 for further discussion.

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

4. Shareholder Transactions

Preferred Stock

NewCom has 25,000,000 shares of $.001 par value preferred stock authorized with none outstanding. No issuances of preferred stock have been made by the board of directors.

Subsequent to September 30, 2003, NewCom designated and issued 2,000,000 shares of its undesignated preferred stock as Series A Convertible Preferred Stock, and NewCom designated and issued 19,633,332 shares of its undesignated preferred stock as Series B Convertible Preferred Stock (see Note 6).

Common Stock

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

In July 2002, the Company entered into an agreement with a consultant for accounting and financial reporting services to be performed. The Company agreed to compensate the consultant with a quarterly fee of $15,000 payable in cash. The Company committed to issue 500,000 shares of common stock under the 2002 Stock Plan for the completion of certain filings with the Securities and Exchange Commission. However, these shares are not contingent upon any future events. The shares have been assigned a fair value of $15,000 based on the market price of the stock at the time of commitment to provide services and are included in general and administrative expenses in the accompanying statement of operations. The Company has been able to pay the cash portion of the fee. Accordingly, the amount due is included in accrued expenses in the accompanying balance sheet. The committed shares have not yet been issued and are antidilutive. As a result, the Company expects to record additional expense to the statement of operations to reflect this provision.

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

4. Shareholder Transactions (Continued)

In December 2002, the Company entered into an agreement with a consultant to assist the Company with corporate image services in an effort to make NewCom more attractive to business partners in areas of marketing and advertising. There is no cash compensation under this agreement. However, the Company agreed to issue 1,000,000 shares of common stock under the 2002 Stock Plan. However, these shares are not contingent upon any future events. The shares have been assigned a fair value of $10,000 based on the market price of the stock at the time of commitment to provide services and are to be included in general and administrative expenses in the accompanying statement of operations. The committed shares have not been issued and are antidilutive. As a result, the Company expects to record additional expense to the statement of operations to reflect this provision.

In January 2003, the Company entered into an agreement with counsel for legal services to be performed. In addition to the fees payable under the agreement, the Company agreed to issue 500,000 shares of common stock under the 2002 Stock Plan. The shares have been assigned a fair value of $5,000. The Company has not issued these shares. These shares are antidilutive and, as a result, the Company expects to record additional expense to the statement of operations to reflect this provision.

In April 2003, the Company entered into an agreement with a consultant for communications services. The Company agreed to compensate the consultant with 550,000 shares of common stock. The shares have been assigned a fair value of $5,500. The Company has not issued these shares. These shares are antidilutive, and as a result, the Company expects to record additional expense to the statement of operations to reflect this provision.

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

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

6. Subsequent Events

Director Shares

On October 24, 2003, the board of directors approved the grant of 125,000 shares of common stock to a former director as a bonus. On October 30, 2003, the Company issued 41,666 shares under the 2002 Stock Plan having an approximate market value of $83,000. As a result, the Company will record $250,000 in deferred compensation, which will be amortized over a one year period.

Series A Preferred Stock

On October 27, 2003, the board of directors of NewCom designated 2,000,000 shares of its undesignated preferred stock as Series A Convertible Preferred Stock. The Series A Preferred Stock may be converted into common stock at the option of the holder of such Series A Preferred Stock at any time that is one-hundred thirty days after the issuance of such Series A Preferred Stock. At such time, each share of Series A Preferred Stock may be converted into such number of shares of common stock as is determined by multiplying the number of issued and outstanding shares of NewCom's common stock on a fully-diluted basis as of the date of conversion by .000001. The Series A Preferred Stock received dividends on an as converted basis with the common stock, has a liquidation preference of $0.50 per share, and is redeemable by NewCom at any time that is one-hundred ninety days after the issuance of such Series A Preferred Stock at a price of $0.001 per share.

Settlement Agreements

On October 27, 2003, NewCom entered into settlement agreements with various creditors, including various consultants, pursuant to which NewCom issued an aggregate of 2,000,000 shares of Series A Preferred Stock and agreed to issue 2,375,000 shares of common stock under the 2002 Stock Plan. On October 30, 2003, the Company issued 958,334 of these shares, but it has not issued the remainder of these shares.

                           NEWCOM INTERNATIONAL, Inc.
                             (A Blank-Check Company)
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

6. Subsequent Events (Continued)

Series B Preferred Stock

On October 27, 2003, the board of directors of NewCom designated 19,633,332 shares of its undesignated preferred stock as Series B Convertible Preferred Stock. Each share of Series B Preferred Stock is convertible into one (1) share of NewCom common stock upon the filing of an amendment to NewCom's amended and restated articles of incorporation which increases the authorized common stock of NewCom to such number of shares of common stock which is sufficient to effect such conversion. Until such conversion, the Series B Preferred Stock has the same voting, dividend, and liquidation rights as the common stock. Under the terms of the Series B Preferred Stock, NewCom is required to take all steps necessary to amend its Articles of Incorporation to authorize such number of shares of common stock sufficient to effect conversion of the Series B Preferred Stock. Accordingly, 19,633,332 shares of NewCom's common stock will be issued to the holders of the Series B Preferred Stock upon the filing of such amendment.

Reverse Stock Split

On October 28, 2003, NewCom effected a 1-for-40 reverse stock split of its outstanding common stock, reducing the number of outstanding shares of common stock from 15,500,000 to 387,500 and the number of authorized shares of common stock from 100,000,000 to 2,500,000.

Paradise Pizza Reorganization - Change in Control

On October 28, 2003, NewCom completed a share purchase and reorganization with Paradise Pizza, Inc., a California corporation, pursuant to a securities purchase agreement and plan of reorganization. Paradise Pizza, Inc. manages various pizza restaurants in Northern California, and it has entered into an agreement to purchase these restaurants. As a result of the Paradise Pizza reorganization, each outstanding share of Paradise Pizza was exchanged for one
(1) share of NewCom  Series B Preferred  Stock,  and NewCom  acquired all of the outstanding shares of Paradise Pizza, making Paradise Pizza a wholly owned subsidiary of Newcom. In total, NewCom issued 19,633,332 shares of Series B Preferred Stock to the Paradise Pizza shareholders pursuant to the reorganization.

Increase in Authorized Capital and Name Change

NewCom has received approval from its board of directors and a majority of its voting stockholders to amend its amended and restated articles of incorporation to (i) increase the number of shares of common stock that NewCom is authorized to issue from 2,500,000 to 150,000,000, and (ii) change the name of the company to "Skogan Foods, Inc." This amendment is expected to become effective on or about December 1, 2003, at which point, 19,633,332 shares of NewCom's common stock will be issued to the holders of the Series B Preferred Stock.

H&H Pizza Acquisition

On November 14, 2003, NewCom, by and through its wholly owned subsidiary, Paradise Pizza, Inc., completed the acquisition of H&H Pizza, Inc., a California corporation, in exchange for a secured promissory note in the principal amount of $655,335, with $400,000 due by the later of (i) December 16, 2003, or (ii) 20 business days after the filing of a Form 211 (or Rule 15c2-11 Exemption Request
Form) with the NASD with respect to NewCom's common stock, and the remaining principal balance and accrued interest due November 14, 2004. The promissory note is secured by a pledge of 13,000,000 shares of Series B Preferred Stock of NewCom. In addition, NewCom's Chief Executive Officer granted to the sellers of H&H, Inc., a warrant to purchase up to 1,000,000 shares of Series B Preferred Stock of NewCom from the Chief Executive Officer at a purchase price of $0.10 per share.

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

         On October 28, 2003, NewCom completed a share purchase and reorganization with Paradise Pizza, Inc., a California corporation, pursuant to a securities purchase agreement and plan of reorganization. Paradise Pizza, Inc. manages various pizza restaurants in Northern California, and it has entered into an agreement to purchase these restaurants. As a result of the Paradise Pizza reorganization, each outstanding share of Paradise Pizza was exchanged for one (1) share of NewCom Series B preferred stock, and NewCom acquired all of the outstanding shares of Paradise Pizza, making Paradise Pizza a wholly owned subsidiary of Newcom. In total, NewCom issued 19,633,332 shares of Series B preferred stock to the Paradise Pizza shareholders pursuant to the reorganization, which currently constitutes 93% of the voting control of NewCom. Chris Marshall, our new President and Chief Executive Officer, is the holder of 16,933,332 shares of our Series B preferred stock.

         Each share of Series B preferred stock is convertible into one (1) share of NewCom common stock upon the filing of an amendment to NewCom's amended and restated articles of incorporation which increases the authorized common stock of NewCom to such number of shares of common stock which is sufficient to effect such conversion. Until such conversion, the Series B preferred stock has the same voting, dividend, and liquidation rights as the common stock.

         Under the terms of the plan of reorganization and under the terms of the Series B preferred stock, NewCom is required to take all steps necessary to amend the Articles of Incorporation to authorize such number of shares of common stock sufficient to effect conversion of the Series B preferred stock. Stockholders holding a majority of the voting power of the company have taken action by written consent for the purpose of amending our amended and restated articles of incorporation to (i) increase the number of shares of common stock that we are authorized to issue from 2,500,000 to 150,000,000, and (ii) change the name of the company to "Skogan Foods, Inc." We anticipate that this amendment will become effective on or about December 1, 2003, at which point, 19,633,332 shares of NewCom's common stock will be issued to the holders of the Series B preferred stock.

         At the completion of the reorganization, Walter Grieves resigned as President and Chief Executive Officer, but continues as Secretary and as a Director of NewCom. Chris Marshall became President and Chief Executive Officer of NewCom. Pursuant to the reorganization, Mr. Marshall, Paul Pishos, and Gregg Odell will be appointed to the Board of Directors, and Mr. Grieves will resign as a Director, each to become effective on November 21, 2003.

         Because the stockholders of Paradise Pizza owned approximately 98% of the outstanding voting shares of NewCom after giving effect to the reorganization, the acquisition of Paradise Pizza is considered to be a reverse merger, and Paradise Pizza will be deemed the acquirer for accounting purposes. In a reverse merger, the historical stockholders' equity of the acquirers prior to the merger will be retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's and acquirer's stock by an offset to capital.

         On November 14, 2003, NewCom, by and through its wholly owned subsidiary, Paradise Pizza, Inc., completed the acquisition of H&H Pizza, Inc., a California corporation, in exchange for a secured promissory note in the principal amount of $655,335, with $400,000 due by the later of (i) December 16, 2003, or (ii) 20 business days after the filing of a Form 211 (or Rule 15c2-11 Exemption Request Form) with the NASD with respect to NewCom's common stock, and the remaining principal balance and accrued interest due November 14, 2004. The promissory note is secured by a pledge of 13,000,000 shares of Series B Preferred Stock of NewCom. In addition, NewCom's Chief Executive Officer, Chris Marshall, granted to Tom and Paul Pishos, the sellers of H&H, Inc., a warrant to purchase up to 1,000,000 shares of Series B Preferred Stock of NewCom from Chris Marshall at a purchase price of $0.10 per share.

         H&H Pizza owns and operates three pizza restaurants in the Northern California area, and it manages an additional 22 pizza restaurants controlled by Tom and Paul Pishos pursuant to a management agreement. H&H Pizza has approximately 50 employees and approximately $2,000,000 in annual sales.

         Under the terms of the purchase agreement, the Pishos have agreed to negotiate in good faith to sell to Paradise Pizza the remaining restaurants controlled by the Pishos. In addition, Paradise Pizza has entered into a five-year employment agreement with Paul Pishos.

Liquidity and Capital Resources, Going Concern

         NewCom has not commenced significant operations, and has limited liquid resources. Such matters raise substantial doubt about NewCom's ability to continue as a going concern.

         As of September 30, 2003, NewCom had approximately $470,000 in liabilities. In October 2003, NewCom settled a significant portion of those liabilities in exchange for a combination of common stock and Series A Preferred Stock. In addition, NewBridge has agreed to cancel any indebtedness owed to it in exchange for a note receivable which NewCom had previously written off. Certain liabilities for professional fees owed by NewCom have been assumed by third parties, and those third parties have agreed to indemnify NewCom from those liabilities.

         NewCom has recently financed its activities through advances made by a related party. NewCom's former chief executive officer relied on commitments of cash and stock compensation as a means to attract necessary consultants to ensure that NewCom's operations continue, and provide for necessary accounting and legal services in an effort to make its filings with the Securities and Exchange Commission. In addition, certain communication, proxy, debt resolution and corporate image services were retained in an effort to attract business opportunities.

         The report of NewCom's independent accountants for the fiscal year ended December 31, 2002 states that due to the absence of operating revenues and NewCom's limited capital resources, there was doubt about NewCom's ability to continue as a going concern. NewCom believes that the reorganization with Paradise Pizza, Inc. and the subsequent acquisition of H&H Pizza, Inc. has sufficiently addressed the absence of operating revenues and capital resources.

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

Reverse Acquisition Accounting

         Because the stockholders of Paradise Pizza owned approximately 98% of the outstanding voting shares of NewCom after giving effect to the reorganization, the acquisition of Paradise Pizza is considered to be a reverse merger, and Paradise Pizza will be deemed the acquirer for accounting purposes. In a reverse merger, the historical stockholders' equity of the acquirers prior to the merger will be retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's and acquirer's stock by an offset to capital. The assets and liabilities of NewCom will be recorded at fair value, with no goodwill being attributable to NewCom, since NewCom has no trade or business and has no intangible assets. The assets and liabilities of Paradise Pizza, whose former shareholders now maintain control of NewCom, will be recorded at their historical bases.

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

         None.

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

         (b)      Reports on Form 8-K

         Current Report on Form 8-K filed July 29, 2003, disclosing a change in the Company's auditors.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NewCom International, INC.


November 19, 2003                 /s/ Chris Marshall
                                  ---------------------------------------
                                  Chris Marshall
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


November 19, 2003                 /s/ Chris Marshall
                                  ---------------------------------------
                                  Chris Marshall
                                  President and Chief Executive Officer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)

                                  CERTIFICATION

I, Chris Marshall, certify the following:

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


November 19, 2003                       /s/ Chris Marshall
                                        ---------------------------------------
                                        Chris Marshall
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                                  CERTIFICATION

I, Chris Marshall, certify the following:

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


November 19, 2003                       /s/ Chris Marshall
                                        ---------------------------------------
                                        Chris Marshall
                                        President and Chief Executive Officer
                                        (Principal Financial Officer)